Form 10-Q
period 1996-06-14
POTOMAC HOTEL LTD PARTNERSHIP
filed 1996-07-26
CIK 357226

- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------
                      Securities and Exchange Commission

                            Washington, D.C.  20549

                                   Form 10-Q

                      For the Quarter ended June 14, 1996

         [X]   Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                                      OR
         [_]   Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                       Commission File Number:  2-75711

                       POTOMAC HOTEL LIMITED PARTNERSHIP
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                  52-1240223
- - - -----------------------------------     ----------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation organization)


         10400 Fernwood Road
         Bethesda, Maryland                              20817
- - - ----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


      Registrant's telephone number, including area code:   301-380-2070



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
 requirements for the past 90 days.  Yes   X    No
                                         -----     -----

- - - -------------------------------------------------------------------------------
- - - -------------------------------------------------------------------------------

- - - --------------------------------------------------------------------------------
                       Potomac Hotel Limited Partnership
================================================================================


                               TABLE OF CONTENTS
                               -----------------


                                                                                  PAGE NO.
                                                                                 ----------
                                 PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

           Condensed Statement of Operations
            Twelve and Twenty-Four Weeks Ended June 14, 1996 and June 16, 1995...... 1

           Condensed Balance Sheet
            June 14, 1996 and December 31, 1995..................................... 2

           Condensed Statement of Cash Flows
            Twenty-Four Weeks ended June 14, 1996 and June 16, 1995................. 3

            Notes to Condensed Financial Statements................................. 4

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..................................... 6


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.......................................................... 9

                        PART I.   FINANCIAL INFORMATION

                         ITEM 1.   FINANCIAL STATEMENTS

                       POTOMAC HOTEL LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (in thousands, except per unit amounts)



                                     Twelve Weeks Ended    Twenty-Four Weeks
                                     June 14,  June 16,   June 14,  June 16,
                                       1996      1995       1996      1995
                                     --------  --------   --------  --------

REVENUES (Note 2)..................   $11,643   $13,021    $25,340   $28,985
                                      -------   -------    -------   -------

OPERATING COSTS AND EXPENSES
 Interest..........................     5,589     9,485     11,114    18,998
 Incentive management fee..........     1,951     2,338      4,652     5,447
 Depreciation and amortization.....     1,292     1,368      2,546     2,751
 Base management fee...............     1,023     1,132      2,119     2,382
 Property taxes....................       879     1,113      1,752     2,222
 Ground rent, insurance and other..       719       345      1,238     1,026
                                      -------   -------    -------   -------
                                       11,453    15,781     23,421    32,826
                                      -------   -------    -------   -------

 NET INCOME (LOSS).................   $   190   $(2,760)   $ 1,919   $(3,841)
                                      =======   =======    =======   =======

ALLOCATION OF NET INCOME (LOSS)
 General Partner...................   $     2   $   (28)   $    19   $   (38)
 Limited Partners..................       188    (2,732)     1,900    (3,803)
                                      -------   -------    -------   -------

                                      $   190   $(2,760)   $ 1,919   $(3,841)
                                      =======   =======    =======   =======

NET INCOME (LOSS) PER LIMITED
 PARTNER UNIT (1,800 Units)........   $   105   $(1,518)   $ 1,056   $(2,113)
                                      =======   =======    =======   =======

                  See Notes to Condensed Financial Statements.

                       POTOMAC HOTEL LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEET
                                 (in thousands)


                                                          June 14,    December 31,
                                                            1996          1995
                                                        ------------  ------------
                                                         (unaudited)

ASSETS

 Property and equipment, net...........................    $ 151,290     $ 151,097
 Due from Marriott International, Inc. and affiliates..       13,796        12,017
 Other assets..........................................        6,128         4,320
 Restricted cash.......................................       12,743         2,948
 Cash and cash equivalents.............................        2,028         6,139
                                                           ---------     ---------

                                                           $ 185,985     $ 176,521
                                                           =========     =========


  LIABILITIES AND PARTNERS' DEFICIT


LIABILITIES
   Mortgage debt.........................................  $ 184,837   $ 186,000
   Due to Host Marriott Corporation and affiliates.......    120,368     122,243
   Incentive and base management fees due to Marriott
    International, Inc.
   and affiliates........................................     13,914       9,435
   Due to Marriott International, Inc. and affiliates....        463         477
   Accrued interest and other liabilities................      6,940         822
                                                           ---------   ---------

     Total Liabilities...................................    326,522     318,977
                                                           ---------   ---------

  PARTNERS' DEFICIT
   General Partner.......................................    (34,777)    (34,796)
   Limited Partners......................................   (105,760)   (107,660)
                                                           ---------   ---------

     Total Partners' Deficit.............................   (140,537)   (142,456)
                                                           ---------   ---------

                                                           $ 185,985   $ 176,521
                                                           =========   =========

                  See Notes to Condensed Financial Statements.

                       POTOMAC HOTEL LIMITED PARTNERSHIP
                       CONDENSED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Twenty-Four Weeks Ended
                                                        June 14,     June 16,
                                                          1996         1995
                                                       ----------    ---------
                                                           (in thousands)

  OPERATING ACTIVITIES
    Net income (loss)...............................     $  1,919     $ (3,841)
    Noncash items...................................        9,761       11,323
    Changes in operating accounts...................        4,846        2,332
                                                         --------     --------

      Cash provided by operating activities.........       16,526        9,814
                                                         --------     --------

  INVESTING ACTIVITIES
    Additions to property and equipment.............       (2,739)        (986)
    Change in property improvement funds............       (2,210)      (2,927)
    Working capital funded to Marriott
     International, Inc.............................         (262)          --
                                                         --------     --------

      Cash used in investing activities.............       (5,211)      (3,913)
                                                         --------     --------

  FINANCING ACTIVITIES
    Change in collateral accounts...................       (9,795)      (4,388)
    Repayments to Host Marriott Corporation.........       (3,848)          --
    Principal repayments on mortgage debt...........       (1,783)        (780)
    Advances from Host Marriott Corporation and
     affiliates, net................................           --          778
    Increase in amounts due from Marriott
     International, Inc.............................           --         (631)
    Advances from affiliates of Marriott
     International, Inc.............................           --          350
    Payment of financing costs......................           --         (189)
    Change in escrow fund cash......................           --           20
                                                         --------     --------

      Cash used in financing activities.............      (15,426)      (4,840)
                                                         --------     --------

  (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..       (4,111)       1,061

  CASH AND CASH EQUIVALENTS at beginning of period..        6,139        7,883
                                                         --------     --------

  CASH AND CASH EQUIVALENTS at end of period........     $  2,028     $  8,944
                                                         ========     ========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for mortgage and other interest              $2,253      $10,035
                                                           ======      =======

                  See Notes to Condensed Financial Statements.

                       POTOMAC HOTEL LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


     1. The accompanying condensed financial statements have been prepared by Potomac Hotel Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1995. In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 14, 1996 and December 31, 1995, the results of operations for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

        For financial reporting purposes, the Partnership's net income (loss) is allocated 99% to the limited partners and 1% to Host Marriott (the "General Partner"). Significant differences exist between the net income
        (loss) for financial reporting purposes and the net income (loss) reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of differing useful lives and accelerated depreciation methods, differing tax bases in contributed capital and differences in the timing of the recognition of management fee expense.

     2. Revenues represents house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance and certain other costs, which are disclosed separately in the condensed statement of operations. Revenues consists of the following for the twelve and twenty-four weeks ended June 14, 1996 and June 16, 1995 (in thousands); however, due to the sale of the Dallas Hotel in August 1995, 1996 and 1995 Hotel operating results are not comparable:

                               Twelve Weeks Ended     Twenty-Four Weeks Ended
                               June 14,    June 16,     June 14,   June 16,
                                 1996        1995         1996       1995
                              --------    --------     --------   ---------
       HOTEL SALES
         Rooms.............   $ 21,098    $ 23,445     $ 44,025    $ 49,233
         Food and beverage.     10,181      11,654       20,856      23,979
         Other.............      2,834       2,954        5,751       6,191
                              --------    --------     --------    --------
                                34,113      38,053       70,632      79,403
                              --------    --------     --------    --------
       HOTEL EXPENSES
         Departmental
          Direct Costs
          Rooms............      5,177       5,667       10,300      11,396
          Food and beverage      7,621       8,751       15,497      17,585
         Other hotel
          operating
          expenses.........      9,672      10,614       19,495      21,437
                              --------    --------     --------    --------
                                22,470      25,032       45,292      50,418
                              --------    --------     --------    --------

       REVENUES               $ 11,643    $ 13,021     $ 25,340    $ 28,985
                              ========    ========     ========    ========


     3. In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


     CAPITAL RESOURCES AND LIQUIDITY

     The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions or with Host Marriott Corporation ("Host Marriott" and "General Partner") and its affiliates. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

     Total Partnership interest expense decreased 41% for both the twelve and twenty-four weeks ended June 14, 1996 when compared to the same periods in 1995 primarily due to reduced interest expense on the mortgage loan ( the "Bank Loan") for six of the Partnership's hotels (the "Bank Hotels"). As a result of the August 22, 1995 Bank Loan restructuring and related sale of the Dallas Hotel, the principal balance of the Bank Loan was reduced from $245.0 million as of June 16, 1995 to $184.8 million as of June 14, 1996. In addition, the interest rate on the Bank Loan decreased from 12.4%, which was the default rate at which interest accrued during the restructuring period, to 7.2% for the twenty-four weeks ended June 16, 1995 and June 14, 1996, respectively.

     Pursuant to the terms of the restructured Bank Loan, operating profit from the Bank Hotels in excess of debt service must be held in a collateral account with The Mitsui Trust and Banking Company (the "Bank Lender"). Also, payment of a portion of the Marriott International, Inc. ("MII") base management fee equal to 1% of gross Bank Hotel sales is subordinate to debt service on the Bank Loan and is set aside in the collateral account. After the end of each fiscal year, excess cash remaining in the collateral account after payment of annual debt service is applied to repay Bank Loan principal, advances under the $26 million debt service guaranty (the "Bank Guaranty") provided by Host Marriott and, depending upon the unadvanced balance of the Bank Guaranty, deferred base management fees to MII. As a result, on February 22, 1996, the Partnership repaid $1.2 million in principal on the Bank Loan and $1.2 million to Host Marriott on the Bank Guaranty from 1995 excess operating cash flow and subordinated base management fees related to the Bank Hotels. As of June 14, 1996, $17.2 million was available under the Bank Guaranty.

     In connection with the restructuring of the Bank Loan, Host Marriott executed an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow being made under the Bank Guaranty or an equivalent "back-up" guaranty provided by MII (the "MII Back-up Guaranty"). Pursuant to the terms of the Interest Guaranty, Host Marriott's liability was reduced by $4 million on December 31, 1995. Therefore, as of June 14, 1996, Host Marriott's liability under the Interest Guaranty was $8 million.

     On March 27, 1996, the Partnership repaid $2.8 million from excess working capital to Host Marriott which was previously advanced to the Partnership to fund temporary working capital shortfalls. As of June 14, 1996, the amount due to Host Marriott for working capital advances was approximately $4.7 million.

     On June 24, 1996, the Partnership repaid $2.5 million of principal on the Bank Loan, along with approximately $6.8 million in interest from cash reserved in the collateral account. The repayment reduced the balance of the Bank Loan to approximately $182.3 million. The balance in the collateral account after the repayment was approximately $2.9 million.

     In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

     Capital Sources and Uses of Cash

     For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash provided by operations was $16.5 million and $9.8 million, respectively. The increase was primarily due to a decrease in interest expense on the Bank Loan and management fees, offset by a decrease in hotel revenues due to the Dallas Hotel being owned by the Partnership during the twenty-four weeks ended June 16, 1995 while this Hotel was not owned during 1996.

     For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash utilized in investing activities was $5.2 million and $3.9 million, respectively. The variance was primarily the result of an increase in capital expenditures at the hotels and working capital advances totalling $262,000 to the Miami, Albuquerque, Mountain Shadows and Houston hotels.

     For the twenty-four weeks ended June 14, 1996 and June 16, 1995, cash utilized in financing activities was $15.4 million and $4.8 million, respectively. The variance was due to an increase in the amount of net operating cash flow from the Bank Hotels deposited into the collateral account with the Bank Lender; principal repayments of approximately $1.2 million on the Bank Loan and approximately $1.2 million on the Host Marriott Bank Guaranty; and repayment of $2.8 million in working capital advances to Host Marriott.

     The General Partner believes that cash from hotel operations, the ability to defer the payment of certain management fees to the manager and the ability to standaside a portion of the FF&E reserve contribution will provide adequate funds to meet debt service requirements of the Partnership. As a result, no further advances are expected to be required under the Bank Guaranty, the Interest Guaranty or the MII Back-up Guaranty. However, no cash will be available for distribution to the partners.


     RESULTS OF OPERATIONS

     Hotel revenues decreased $3.6 million, or 13%, and $1.4 million, or 11%, to $25.3 million year-to-date and $11.6 million in the second quarter, respectively, when compared to the same period in 1995. The decrease in revenues was primarily due to the Partnership owning the Dallas Hotel during the first quarter 1995 while this Hotel was not owned in 1996.

     For the eight hotels owned continuously during 1995 and 1996, revenues for the year-to-date and second quarter increased $1.1 million, or 4%, and $1.0 million, or 9%, respectively, when compared to 1995. Combined REVPAR, or revenue per available room, for these eight hotels increased 6% to $83 for the year-to-date and 7% to $79 for the second quarter due to increase in combined average room rate and combined average occupancy. For the eight hotels owned continuously, combined average room rate increased 3% to $101 and 4% to $95 for the 1996 year-to-date and second quarter; combined average occupancy increased 1.6 percentage points to 82% for the year-to-date and 2.6 percentage points to 83% for the second quarter. Demand in the transient segment remains strong, which has allowed the hotels to restrict discounted rates, thereby increasing average room rates.

     Incentive management fee, base management fee, property taxes and depreciation and amortization expenses for the second quarter and year-to-date 1996 decreased primarily due to expenses being recorded for the Dallas Hotel in 1995 but not in 1996.

                          PART II.   OTHER INFORMATION


     ITEM 1.  LEGAL PROCEEDINGS

     The Partnership and the Partnership Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions or results of operations of the Partnership.

                                   SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         POTOMAC HOTEL LIMITED PARTNERSHIP

                                         By:  HOST MARRIOTT CORPORATION
                                              General Partner



     July 26, 1996                       By:   /s/ Donald D. Olinger
                                              ---------------------------------
                                              Donald D. Olinger
                                              Vice President and
                                                Corporate Controller
                                             (Principal Accounting Officer)