Form 10-Q
period 1996-09-06
POTOMAC HOTEL LTD PARTNERSHIP
filed 1996-10-21
CIK 357226

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


          |X|   FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 6, 1996
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

          |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                      52-1240223
(State of Organization)                                    (I.R.S. Employer
                                                         Identification Number)

10400 Fernwood Road, Bethesda, MD                             20817-1109
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code:  (301) 380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days. Yes  x / No
             ---     ---

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                                            POTOMAC HOTEL LIMITED PARTNERSHIP
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------

                                                     TABLE OF CONTENTS



                                              PART I - FINANCIAL INFORMATION
                   ...........................................................................................PAGE NO.

Item 1.      Financial Statements
                Condensed Statements of Operations
                   Twelve Weeks and Thirty-Six Weeks
                   Ended September 6, 1996 and September 8, 1995..................................................1

                Condensed Balance Sheets
                   September 6, 1996 and December 31, 1995........................................................2

                Condensed Statements of Cash Flows
                   Thirty-Six Weeks ended September 6, 1996 and September 8, 1995.................................3

                Notes to Condensed Financial Statements...........................................................4


Item 2.      Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................................5



                                                PART II - OTHER INFORMATION


Item 1.      Legal Proceedings....................................................................................7

Item 5.      Other Events.........................................................................................7

                                            PART I.   FINANCIAL INFORMATION

                                            ITEM 1.   FINANCIAL STATEMENTS

                                           POTOMAC HOTEL LIMITED PARTNERSHIP
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                      (Unaudited)
                                        (in thousands, except per unit amounts)

                                                              Twelve Weeks Ended                Thirty-Six Weeks Ended
                                                       September 6,       September 8,      September 6,      September 8,
                                                           1996               1995              1996              1995
                                                      ---------------   ---------------   ---------------   ---------------
REVENUES
      Hotel (Note 2)..................................$         6,927   $         8,280   $        32,267   $        37,265
      Gain on the sale of the Dallas Hotel ...........             --            24,586                --            24,586
                                                      ---------------   ---------------   ---------------   ---------------

            ..........................................          6,927            32,866            32,267            61,851
                                                      ---------------   ---------------   ---------------   ---------------
OPERATING COSTS AND EXPENSES
      Interest........................................          5,738             2,299            16,852            21,297
      Incentive management fee........................            876             1,156             5,528             6,603
      Depreciation and amortization...................          1,273             1,408             3,819             4,159
      Base management fee.............................            833               942             2,952             3,324
      Property taxes..................................            847               969             2,599             3,191
      Ground rent, insurance and other................            529               585             1,767             1,611
                                                      ---------------   ---------------   ---------------   ---------------
            ..........................................         10,096             7,359            33,517            40,185
                                                      ---------------   ---------------   ---------------   ---------------
NET (LOSS) INCOME BEFORE
      EXTRAORDINARY ITEM..............................         (3,169)           25,507            (1,250)           21,666
                                                      ---------------   ---------------   ---------------   ---------------

EXTRAORDINARY ITEM
      Gain on forgiveness of deferred fees............             --           146,303                --           146,303
                                                      ---------------   ---------------   ---------------   ---------------

NET (LOSS) INCOME.....................................$        (3,169)  $       171,810   $        (1,250)  $       167,969
                                                      ===============   ===============   ===============   ===============

ALLOCATION OF NET (LOSS) INCOME
      General Partner.................................$           (31)  $         7,668   $           (12)  $         7,630
      Limited Partners................................         (3,138)          164,142            (1,238)          160,339
                                                      ---------------   ---------------   ---------------   ---------------

            ..........................................$        (3,169)  $       171,810   $        (1,250)  $       167,969
                                                      ===============   ===============   ===============   ===============
NET (LOSS) INCOME BEFORE
      EXTRAORDINARY ITEM PER
      LIMITED PARTNER UNIT
      (1,800 Units)...................................$        (1,744)  $        14,029   $          (688)  $        11,916
                                                      ===============   ===============   ===============   ===============

NET (LOSS) INCOME PER LIMITED
      PARTNER UNIT (1,800 Units)......................$        (1,744)  $        91,190   $          (688)  $        89,077
                                                      ===============   ===============   ===============   ===============




                                   See Notes to Condensed Financial Statements.

                                             POTOMAC HOTEL LIMITED PARTNERSHIP
                                                 CONDENSED BALANCE SHEETS
                                                      (in thousands)

                                                                                            September 6,       December 31,
                                                                                                1996               1995
                                                                                            ------------       ------------
                                                                                             (unaudited)
ASSETS

     Property and equipment, net............................................................$    152,358       $    151,097
     Due from Marriott International, Inc. and affiliates...................................      12,582             12,017
     Other assets...........................................................................       5,209              4,320
     Restricted cash........................................................................       6,871              2,948
     Cash and cash equivalents..............................................................       2,380              6,139
                                                                                            ------------       ------------

                                                                                            $    179,400       $    176,521
                                                                                            ============       ============

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
     Mortgage debt..........................................................................$    182,337       $    186,000
     Due to Host Marriott Corporation and affiliates........................................     122,209            122,243
     Incentive and base management fees due to Marriott International, Inc.
       and affiliates.......................................................................      14,846              9,435
     Due to Marriott International, Inc. and affiliates.....................................         454                477
     Accrued interest and other liabilities.................................................       3,260                822
                                                                                            ------------       ------------

         Total Liabilities..................................................................     323,106            318,977
                                                                                            ------------       ------------

PARTNERS' DEFICIT
     General Partner........................................................................     (34,808)           (34,796)
     Limited Partners.......................................................................    (108,898)          (107,660)
                                                                                            ------------       ------------

         Total Partners' Deficit............................................................    (143,706)          (142,456)
                                                                                            ------------       ------------

                                                                                            $    179,400       $    176,521
                                                                                            ============       ============



                                   See Notes to Condensed Financial Statements.

                                             POTOMAC HOTEL LIMITED PARTNERSHIP
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)

                                                                                             Thirty-Six Weeks Ended
                                                                                        September 6,          September 8,
                                                                                            1996                  1995
                                                                                      ---------------       ---------------
OPERATING ACTIVITIES
    Net (loss) income.................................................................$        (1,250)      $       167,969
    Extraordinary item................................................................             --               146,303
                                                                                      ---------------       ---------------
    Net (loss) income before extraordinary item.......................................         (1,250)               21,666
    Noncash items:
       Gain on sale of the Dallas hotel...............................................             --               (24,586)
       Other noncash items............................................................         13,456                15,827
    Changes in operating accounts.....................................................          2,887                  (964)
                                                                                      ---------------       ---------------

          Cash provided by operating activities.......................................         15,093                11,943
                                                                                      ---------------       ---------------

INVESTING ACTIVITIES
    Additions to property and equipment...............................................         (5,080)               (2,285)
    Change in property improvement funds..............................................         (1,349)               (3,930)
    Working capital advances to Marriott International, Inc...........................           (262)                   --
    Proceeds from sale of the Dallas hotel............................................             --                44,946
                                                                                      ---------------       ---------------

          Cash (used in) provided by investing activities.............................         (6,691)               38,731
                                                                                      ---------------       ---------------

FINANCING ACTIVITIES
    Principal repayments on mortgage debt.............................................         (4,370)              (58,163)
    Change in collateral accounts.....................................................         (3,923)               (2,532)
    (Repayments to) advances from Host Marriott Corporation
       and affiliates, net............................................................         (3,868)                9,962
    Payment of financing costs........................................................             --                (1,466)
    Increase in amounts due from Marriott International, Inc..........................             --                  (624)
    Advances from affiliates of Marriott International, Inc...........................             --                   350
    Change in escrow fund cash........................................................             --                    20
                                                                                      ---------------       ---------------

          Cash used in financing activities...........................................        (12,161)              (52,453)
                                                                                      ---------------       ---------------

DECREASE IN CASH AND CASH EQUIVALENTS.................................................         (3,759)               (1,779)

CASH AND CASH EQUIVALENTS at beginning of period......................................          6,139                 7,883
                                                                                      ---------------       ---------------

CASH AND CASH EQUIVALENTS at end of period............................................$         2,380       $         6,104
                                                                                      ===============       ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for mortgage and other interest.........................................$         9,605       $        16,397
                                                                                      ===============       ===============




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

     In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 6, 1996, and the results of operations for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

       For financial reporting purposes, the Partnership's net (loss) income is allocated 99% to the limited partners and 1% to Host Marriott (the "General Partner"). Significant differences exist between the net (loss) income for financial reporting purposes and the net (loss) income reported for Federal income tax purposes. These differences are due primarily to the use for income tax purposes of accelerated depreciation methods and shorter depreciable lives, differing tax bases in contributed capital and differences in the timing of the recognition of base and incentive management fee expense.

     2. Revenues represents house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance and certain other costs, which are disclosed separately in the condensed statement of operations. Revenues consists of the following for the twelve and thirty-six weeks ended September 6, 1996 and September 8, 1995 (in thousands). Due to the sale of the Dallas Hotel in August 1995, 1996 and 1995 Hotel operating results are not comparable:

                                                       Twelve Weeks Ended                      Thirty-Six Weeks Ended
                                                 September 6,       September 8,             September 6,     September 8,
                                                     1996               1995                   1996               1995
                                               ---------------    ---------------         --------------    ---------------
   HOTEL SALES
       Rooms...................................$        18,135    $        20,044         $       62,160    $        69,277
       Food and beverage.......................          7,456              8,986                 28,312             32,965
       Other...................................          2,165              2,382                  7,916              8,573
                                               ---------------    ---------------         --------------    ---------------
          .....................................         27,756             31,412                 98,388            110,815
                                               ---------------    ---------------         --------------    ---------------
   HOTEL EXPENSES
       Departmental Direct Costs
          Rooms................................          5,084              5,553                 15,384             16,949
          Food and beverage....................          6,583              7,520                 22,080             25,105
       Other hotel operating expenses..........          9,162             10,059                 28,657             31,496
                                               ---------------    ---------------         --------------    ---------------
          .....................................         20,829             23,132                 66,121             73,550
                                               ---------------    ---------------         --------------    ---------------

   REVENUES....................................$         6,927    $         8,280         $       32,267    $        37,265
                                               ===============    ===============         ==============    ===============

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Hotel revenues for 1996 decreased $5.0 million, or 13%, to $32.3 million year-to-date, and $1.4 million, or 16%, to $6.9 million in the third quarter when compared to 1995. The decrease in revenues was primarily due to the effect on Hotel operations of the sale of the Dallas Hotel in August 1995.

For the eight hotels owned continuously during 1995 and 1996, revenues increased $1.2 million, or 4%, for the 1996 year-to-date period and $0.2 million, or 2%, for the third quarter when compared to 1995. Combined REVPAR, or revenue per available room, for these eight hotels increased 6% to $78 for the 1996 year-to-date period and 6% to $68 for the 1996 third quarter due to increases in combined average room rate and combined average occupancy. For the eight hotels owned continuously, the combined average room rate increased 4% to $96 for the 1996 year-to-date period and 4% to $87 for the third quarter when compared to 1995; the combined average occupancy increased 1.3 percentage points to 81% for the 1996 year-to-date period and 0.7 percentage points to 78% for the third quarter. Demand in the transient segment remains strong, which has allowed the hotels to restrict discounted rates, thereby increasing average room rates.

Incentive management fee, base management fee, property taxes and depreciation and amortization expenses for the third quarter and year-to-date 1996 decreased primarily due to expenses being recorded for the Dallas Hotel in 1995 but not in 1996.

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

Total Partnership interest expense decreased 21% for the thirty-six weeks ended September 6, 1996 when compared to the same period in 1995 primarily due to reduced interest expense on the mortgage loan ( the "Bank Loan") for six of the Partnership's hotels (the "Bank Hotels"). As a result of the August 22, 1995 Bank Loan restructuring, the related sale of the Dallas Hotel and subsequent principal repayments, the principal balance of the Bank Loan was reduced from $245.0 million as the restructuring date of the loan to $182.3 million as of September 6, 1996. For the twelve-week period ended September 6, 1996, interest expense increased by $3.4 million over the twelve-week period ended September 8, 1995 as a result of an accounting adjustment to reduce interest expense on the Bank Loan for the 1995 third quarter. During the restructuring period of the Bank Loan in 1995, the Partnership was required by the Bank Loan agreement to accrue interest at the default rate of interest of 12.4%. As a result of the successful restructuring of the Bank Loan in August 1995, the Partnership adjusted the interest expense recorded during the restructuring period to reflect the actual interest expense pursuant to the forbearance agreement.

Pursuant to the terms of the restructured Bank Loan, operating profit from the Bank Hotels in excess of debt service must be held in a collateral account with The Mitsui Trust and Banking Company (the "Bank Lender"). Also, payment of a portion of the Marriott International, Inc. ("MII") base management fee equal to 1% of gross Bank Hotel sales is subordinate to debt service on the Bank Loan and is set aside in the collateral account. After the end of each fiscal year, excess cash remaining in the collateral account after payment of annual debt service is applied to repay Bank Loan principal, advances under the $26 million debt service guaranty (the "Bank Guaranty") provided by Host Marriott and, depending upon the unadvanced balance of the Bank Guaranty, deferred base management fees to MII. As a result, on February 22, 1996, the Partnership repaid $1.2 million in principal on the Bank Loan and $1.2 million to Host Marriott on the Bank Guaranty from 1995 excess operating cash flow and subordinated base management fees related to the Bank Hotels. As of September 6, 1996, $17.2 million was available under the Bank Guaranty.

In connection with the restructuring of the Bank Loan, Host Marriott executed an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow being made under the Bank Guaranty or an equivalent "back-up" guaranty provided by MII (the "MII Back-up Guaranty"). Pursuant to the terms of the Interest Guaranty, Host Marriott's liability was reduced by $4 million on December 31, 1995. Therefore, as of September 6, 1996, Host Marriott's liability under the Interest Guaranty was $8 million.

On March 27, 1996, the Partnership repaid $2.8 million from excess working capital to Host Marriott which was previously advanced to the Partnership to fund temporary working capital shortfalls. As of September 6, 1996, the amount due to Host Marriott for working capital advances was approximately $4.8 million.

On June 24, 1996, the Partnership repaid $2.5 million of principal on the Bank Loan, along with approximately $6.8 million in interest from cash reserved in the collateral account. The repayment reduced the balance of the Bank Loan to approximately $182.3 million. The balance in the collateral account as of September 6, 1996 was approximately $6.1 million.

In connection with a rooms renovation at the Raleigh Hotel, Marriott Financial Services, Inc., a wholly-owned subsidiary of Host Marriott, agreed to provide up to $700,000 to fund costs of the renovation in excess of amounts available in the Raleigh Hotel property improvement fund. Advances under the unsecured loan bear interest at the prime rate plus one-half of one percent, and the loan will mature on December 31, 2003. Payments of principal and interest on the loan will be funded from an amount equal to 1% of gross hotel sales of the total Raleigh Hotel property improvement fund contribution of 5% of gross hotel sales.
Payments will be made each accounting period and will be applied first to accrued interest and thereafter to principal. As of September 6, 1996, $272,000 has been advanced to the Partnership under this loan.

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Capital Sources and Uses of Cash

For the thirty-six weeks ended September 6, 1996 and September 8, 1995, cash provided by operations was $15.1 million and $11.9 million, respectively. The increase was primarily due to a decrease in interest expense on the Bank Loan and base management fees, partially offset by the effect of the sale of the Dallas Hotel in August 1995.

For the thirty-six weeks ended September 6, 1996, cash utilized in investing activities was $6.7 million whereas $38.7 million was provided by investing activities during the thirty-six weeks ended September 8, 1995. The variance was primarily the result of proceeds received from the sale of the Dallas Hotel in 1995 totaling $44.9 million offset by an increase in capital expenditures at the Hotels of $2.8 million and working capital advances totaling $262,000 to the Miami, Albuquerque, Mountain Shadows and Houston Hotels.

For the thirty-six weeks ended September 6, 1996 and September 8, 1995, cash utilized in financing activities was $12.2 million and $52.5 million, respectively. The variance was primarily due to mortgage debt principal repayments of $58.2 million combined with financing costs of approximately $1.5 million associated with the restructuring of the Bank Loan in August 1995. In addition, net advances from Host Marriott for the thirty-six weeks ended September 8, 1995 were approximately $10 million, while repayments of advances from Host Marriott for the thirty-six weeks ended September 6, 1996 were $3.9 million.

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


ITEM 5.         OTHER EVENTS

Host  Marriott  Corporation,   the  General  Partner  of  the  Partnership,
appointed Mr. Robert M. Baylis as a new director in July 1996. Mr. Baylis, 58, is a director of The International Forum, an executive education program of the Wharton School at the University of Pennsylvania. He was formerly Vice Chairman of CS First Boston. Mr. Baylis also serves as a director of New York Life Insurance Company, Gryphon Holdings, Inc. and Home State Holdings, Inc.

In June 1996, Bruce D. Wardinski replaced Scott LaPorta as Senior Vice President and Treasurer of Host Marriott Corporation. Mr. Wardinski, 36, joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning and
Analysis and was named Manager in June 1988. He was appointed director, Financial Planning & Analysis in 1989, director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President, Project Finance in June 1994, and Senior Vice President of International Development in October 1995. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm Price Waterhouse.

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


                                      POTOMAC HOTEL LIMITED PARTNERSHIP

                                      By:      HOST MARRIOTT CORPORATION
                                               General Partner



October 21, 1996
                                                /s/ Donald D. Olinger
                                               --------------------------------
                                               Donald D. Olinger
                                               Vice President and
                                                   Corporate Controller
                                               (Principal Accounting Officer)