Form 10-K
period 1996-12-31
POTOMAC HOTEL LTD PARTNERSHIP
filed 1997-03-28
CIK 357226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------







                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                                        o


               X  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

                                       OR

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                52-1240223
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization           Identification No.)

     10400 Fernwood Road
      Bethesda, Maryland                           20817
-------------------------------         ----------------------------------------
(Address of principal executive         (Zip Code)
offices)


        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest

--------------------------------------------------------------------------------

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes x/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated  by Reference
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                        Potomac Hotel Limited Partnership
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                     PAGE NO.
                                     PART I

Item 1.   Business....................................................1

Item 2.   Properties..................................................9

Item 3.   Legal Proceedings...........................................14

Item 4.   Submission of Matters to a Vote of Security Holders.........14


                                     PART II

Item 5.   Market For The Partnership's Limited Partnership Units
          and Related Security Holder Matters.........................15

Item 6.   Selected Financial Data.....................................15

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................16

Item 8.   Financial Statements and Supplementary Data.................29

Item 9.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure....................................49


                                    PART III

Item 10.  Directors and Executive Officers............................49

Item 11.  Management Remuneration and Transactions....................51

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..............................................52

Item 13.  Certain Relationships and Related Transactions..............52


                                     PART IV

Item 14.  Exhibits, Supplemental Financial Statement Schedules
          and Reports on Form 8-K.....................................57

                                   PART I

ITEM 1.    BUSINESS

Description of the Partnership

Potomac Hotel Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in December 1981 to acquire, develop, own, and operate hotels. As of December 31, 1996, the Partnership owned eight full-service hotels (collectively referred to herein as the "Hotels"): (i) the 411-room Albuquerque Marriott Hotel in Albuquerque, New Mexico; (ii) the 299-room Greensboro-High Point Marriott Hotel in Greensboro, North Carolina;
(iii) the 386-room Houston Marriott Medical Center Hotel in Houston, Texas; (iv) the 606-room Miami Biscayne Bay Hotel in Miami, Florida; (v) the 337-room
Marriott Mountain Shadows Resort in Scottsdale, Arizona; (vi) the 375-room Raleigh Marriott Hotel in Raleigh, North Carolina; (vii) the 459-room Seattle Sea-Tac Airport Marriott Hotel in Seattle, Washington; and (viii) the 311- room Tampa Westshore Marriott Hotel in Tampa, Florida. All of the Partnership's Hotels were originally owned by, and acquired from, the General Partner. See
Item 2 "Properties."

The sole general partner of the Partnership is Host Marriott Corporation, a publicly traded Delaware corporation (referred to herein as "Host Marriott" or the "General Partner"). On December 29, 1995, Host Marriott's operations were divided into two separate companies: Host Marriott and Host Marriott Services Corporation.

The Partnership is engaged solely in the business of owning and operating hotels and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotels are operated as part of the Marriott full-service hotel system and are managed by Marriott International, Inc. ("MII") or subsidiaries of MII (the "Manager") under long-term management agreements. The Hotels have the right to use the Marriott name pursuant to the management agreements, and if these management agreements are terminated, the Partnership will lose that right for all purposes. See Item 13 "Certain Relationships and Related Transactions."

The Hotels cater primarily to business travelers and meeting groups at locations in downtown, suburban areas, and near airports. The Hotels typically contain meeting space, swimming pools, gift shops, health club facilities, convention and banquet facilities, a variety of restaurants and lounges, and parking facilities. The Mountain Shadows Resort Hotel also has a number of additional recreational facilities, such as tennis courts and access to nearby golf courses.

The Partnership's financing needs have been funded through loan agreements with independent financial institutions, Host Marriott or affiliates, and MII or affiliates. See the "Debt Financing" section below.

Organization of the Partnership

On July 16, 1982, 1,800 limited partnership interests (the "Units") in the Partnership were sold pursuant to a public offering at $10,000 per Unit. The
Partnership commenced operations on July 17, 1982. The Partnership acquired by capital contribution from the General Partner five existing Hotels(including one undergoing substantial renovation), three Hotels under construction, and sites for three Hotels planned to be developed. Pursuant to the Partnership Agreement, the General Partner simultaneously withdrew as a return of capital $186,527,000 that was borrowed by the Partnership under its original bank loan (as discussed below). The Partnership completed the construction and renovation of the Hotels in progress and developed Hotels on each of the three development sites. At year-end 1984, the Partnership owned 11 Hotels. On January 31, 1986, the Partnership sold its 307-room Denver West Hotel to the General Partner in accordance with the provisions of its original bank loan and the terms of the Partnership Agreement. On December 17, 1993, the Raleigh Hotel was foreclosed upon, and on February 4, 1994 and March 23, 1994, the Tampa and Point Clear Hotels, respectively, were foreclosed upon. The Partnership repurchased the Raleigh Hotel on May 20, 1994 and the Tampa Hotel on July 11, 1994 using proceeds from two loans advanced from a subsidiary of Host Marriott. On August 22, 1995, the Partnership sold the Dallas Hotel to a wholly-owned subsidiary of Host Marriott. The Partnership owned eight Hotels as of December 31, 1996. See the "Debt Financing" section below.

General

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott or affiliates, and (iii) MII or affiliates. The Partnership's debt is discussed below.

Bank Loan

On December 22, 1987, the Partnership borrowed $245 million (the "Bank Loan") from the Bank Lender for seven of the Partnership's Hotels. The Bank Loan bore interest at an effective fixed rate of 10.37% and required monthly interest-only payments through maturity. The Bank Loan matured on December 22, 1994 and was not repaid because the Partnership had insufficient funds to do so.

Host Marriott provided a $26 million debt service guaranty (the "Bank Guaranty") on the Bank Loan, and an equivalent MII " back-up" guaranty (the "MII Back-up Guaranty") must be funded by MII only if Host Marriott does not fund under its guaranty.

Restructured  Bank Loan

On August 22, 1995, the General Partner and the Bank Lender completed a restructuring of the Bank Loan. The principal terms of the restructuring are as follows:

(i) Host Marriott advanced $10 million under the Bank Guaranty, which was used to pay down principal on the Bank Loan. Advances under the Bank
     Guaranty   bear  interest at an annual rate equal to the prime rate,  as announced  by  Bankers Trust Company;

(ii) The Partnership used $44 million of proceeds from the sale of the Dallas Hotel to pay down principal on the Bank Loan;

(iii)The maturity of the Bank Loan extends to December 22, 1997, with two one-year extensions if certain debt service coverage tests are met;

(iv) Semi-annual payments of interest on the restructured loan at the six-month LIBOR plus 1.5 percentage points and annual payments of principal in the amount of $5 million during the first three years of the restructured loan and $6 million during any extension periods;

(v) Host Marriott's liability under the Bank Guaranty remains at $26 million (subject to a credit for the advance of $10 million described in (i) above);

(vi) MII continued its MII  Back-up Guaranty;

(vii)Host Marriott ( but not MII) agreed to provide an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service (advances in respect to interest will be made first under the Interest Guaranty then under the Bank Guaranty or the MII Back- up Guaranty);

(viii)The Interest Guaranty will be reduced each year by$4 million less any Interest Guaranty advances made as of the date such reduction is scheduled to occur, and the Interest Guaranty will be increased by$4 million for each extension period, if applicable. The remaining liability under the Bank Guaranty and the MII Back-up Guaranty in any event must be at least equal to the scheduled amortization payments due during the extension period;

(ix) All  Partnership  cash relating to the Bank Hotels  (including the Bank
     Hotels  FF&E  Reserve  and  the  subordinated   base  management  fees)
     collateralize the Bank Loan;

(x) The Bank Lender was paid a fee equal to $573,000 for the successful restructuring of the Bank Loan;

(xi) The Bank Lender required MII to terminate the management agreement related to the Bank Hotels (the "MII Management Agreement") and forgive the balances of deferred base and incentive management fees outstanding as of December 31, 1994. The Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees. In addition, the Bank Lender required a portion of the base management fee equal to 1% of gross Bank Hotels' sales and a portion of the FF&E Reserve contribution equal to 1% of gross Bank Hotels' sales to be subordinate to the payment of debt service.

No amounts have been advanced under the Interest Guaranty. Additionally, in early 1997, in accordance with the terms of the Interest Guaranty, the amount available was reduced from $8 million to $4 million.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, from the Bank Hotels and the subordinated portion of the base management fee, equal to 1% of gross Bank Hotels' sales, in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal and (ii) 50% to pay interest and principal on advances under the Bank Guaranty, until the unadvanced portion of the Bank Guaranty is replenished to a balance of $20.0 million. Thereafter, excess cash in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal, (ii) 25% to pay deferred base management fees to MII, and (iii) 25% to pay interest and principal on advances under the Bank Guaranty.

As of December 31, 1996, the balance of the Bank Loan was $179.8 million. As of December 31, 1996, $10.0 million, including accrued interest, was outstanding under the Bank Guaranty. On February 24, 1997, in accordance with the cash flow priorities described in the preceding paragraph, the Partnership repaid $2.2 million to Host Marriott on the Bank Guaranty and $2.2 million in principal on the Bank Loan. Therefore, as of February 24, 1997, the balance on the Bank Loan was $177.6 million and $19.4 million was available under the Bank Guaranty.

Raleigh and Tampa Loans

In  1994,  a  wholly-owned   indirect   subsidiary  of  Host  Marriott  provided
non-recourse loans to the Partnership to purchase the Raleigh and Tampa Hotels.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20,2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. All cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A and (iii) interest on Raleigh Note B. All remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $4.8 million.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B")bears interest at a fixed rate of 11.5% and matures on July 11, 2006. All cash flow from the Tampa Hotel is used to pay debt service in the following order of priority: (i) interest on Tampa Note A, (ii) principal on Tampa Note A and (iii) interest on Tampa Note B. All remaining cash flow is used to pay principal on Tampa Note B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually.As of December 31, 1996, the Tampa Note A principal balance was $9.7 million, and the Tampa Note B principal balance was $6.1 million.
                                        4

Each of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

Furniture, Fixtures and Equipment Loans

Prior to 1995, the Bank Loan required Host Marriott to fund up to $30 million for furniture, fixtures and equipment ("FF&E") replacements at the Bank Hotels (the "FF&E Guaranty"). Host Marriott advanced funds (the "Host FF&E Loans") for the Bank Hotels from 1991 through 1994 pursuant to the FF&E Guaranty. The Host FF&E Loans bear interest at the prime rate and are to be repaid in annual installments over six years. As of December 31, 1996, $5.2 million was outstanding under the Host FF&E Loans. On January 3, 1997, the Partnership repaid $2.3 million of principal on the Host FF&E Loans leaving $2.9 million of principal due to Host Marriott on the Host FF&E Loans.

The Host FF&E Loans are non-recourse to the Partnership and its partners and are secured by payments due from MII under an FF&E lease. Interest payments on these loans are offset by lease payments received under the MII FF&E lease agreements. As of December 31, 1996, MII owed $2.9 million including related interest costs to the Partnership pursuant to these agreements, with the final installment due December 31, 1999.

Beginning in 1995, the Bank Hotels FF&E funding requirements are being met through a repairs and equipment reserve for the combined Bank Hotels. Since its acquisition date in 1994, the FF&E funding requirements for the Tampa Hotel have been met through a repairs and equipment reserve for the Hotel. However, the Raleigh Hotel required additional funds, as described below.

Raleigh Hotel Furniture, Fixtures and Equipment Loans

In 1995, Host Marriott and Marriott Hotel Services, Inc. ("MHSI"), a subsidiary of MII, each provided an unsecured loan to the Partnership in the amount of $350,000 ("Raleigh $350,000 FF&E Loans") to fund costs of a softgoods rooms renovation at the Raleigh Hotel in excess of amounts available in the Hotel's FF&E Reserve. Each Raleigh $350,000 FF&E Loan was fully advanced to the Partnership by January 24, 1995. The Raleigh $350,000 FF&E Loans bear interest at the prime rate. Payments on the loans are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $350,000 FF&E Loans will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2005. Interest accrued in 1995 was added to the principal balance of each of the loans. As of December 31, 1996, $343,000 was due on each of the Raleigh $350,000 FF&E Loans.

In 1996, Host Marriott provided another unsecured loan to the Partnership in the amount of $700,000 ("Raleigh $700,000 FF&E Loan") to fund costs of a casegoods rooms renovation at the Raleigh Hotel in excess of the amounts available in the Raleigh Hotel's FF&E Reserve. The Raleigh $700,000 FF&E Loan was fully advanced to the Partnership by December 9, 1996. The Raleigh $700,000 FF&E Loan bears interest at the prime rate plus 0.5%. Payments on the loan are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $700,000

FF&E Loan will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2003. As of December 31, 1996, $658,000 was due on the Raleigh $700,000 FF&E Loan.

Other Loans

As of December 31, 1996, the Partnership owed Host Marriott $83.9 million (excluding the Raleigh and Tampa loans and related accrued interest) including accrued interest, as follows: (i) $59.2 million related to the original Host Marriott Guaranty and the S&L Guaranty, as defined in Note 6 of the financial statements; (ii) $10.0 million related to the Bank Guaranty; (iii) $5.0 million related to working capital advances; (iv) $8.2 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.5 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition as discussed in
Note 9 to the Financial Statements.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees, which is outstanding upon dissolution of the Partnership must be repaid before any cash distributions to the General or Limited Partners.

Material Contracts

Bank Hotels Management Agreement

In connection with the restructuring of the Bank Loan, effective December 31, 1994, the Partnership and MII entered into a management agreement which replaced the original MII Management Agreement (the "Bank Hotels Management Agreement"). The MII Management Agreement provided for a term of 25 years from the opening date, as specified in the agreement, of each Hotel with renewal terms at the option of MII of up to an additional 50 years. The MII Management Agreement provided the Manager with a base management fee equal to 7% or 8% of the Bank Hotels' gross sales at the Bank Hotels depending upon the length of time the applicable Hotel had been open. Payment of current base management fees with respect to the Bank Hotels were subordinated to payment of debt service on the Bank Loan. Any unpaid base management fees were deferred without interest and were payable in future years. In addition, the Manager was entitled to receive incentive management fees equal to 20% of Hotel operating profits (calculated before debt service on the Bank Loan or other Partnership debt) and additional incentive fees, after certain returns to the Partnership were realized, ranging from 20% to 90% depending on the amount of operating profit and the level of return to the Partners. Through December 31, 1994, no incentive management fees had been paid since inception. As of December 31, 1994, deferred base management fees were $47.5 million and deferred incentive fees were $98.8 million. In connection with the Bank Loan restructuring in 1995, the Bank Lender required MII to terminate the MII Management Agreement and to forgive the balances of deferred base and incentive management fees outstanding as of December 31, 1994. For additional information, see Item 13 "Certain Relationships and Related Transactions."

The Bank Hotels Management Agreement provides for a base management fee equal to 3% of the Bank Hotels' gross sales and contributions equal to 5% of the Bank Hotels' gross sales to be made to a Bank Hotels FF&E Reserve. A portion of the base management fee equal to 1% of the Bank Hotels' gross sales and a portion of the Bank Hotels FF&E Reserve contributions equal to 1% of the Bank Hotels' gross sales are subordinate to the payment of debt service on the Bank Loan. The Manager will continue to earn incentive management fees equal to 20% of Hotel operating profit (as defined, calculated before debt service on the Bank Loan) and additional incentive fees, after certain returns to the Partnership. Incentive management fees will continue to be fully subordinate to the payment of debt service and to the repayment of all guaranties. As of December 31, 1996, deferred base and incentive management fees were $2.4 million and $14.8 million, respectively. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Raleigh and Tampa Management Agreements

The Raleigh and Tampa Hotels are managed by MHSI pursuant to separate management agreements ("MHSI Agreements"). The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI, at its option, has the right to renew the agreements for up to two successive eight-year terms. The MHSI Agreements provide for payments to MHSI of a base management fee equal to 3% of each Hotel's gross sales and an incentive management fee equal to 20% of each Hotel's operating profit. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Pursuant to the Bank Hotels Management Agreement and the MHSI Agreements, the Hotels are managed and operated as part of the Marriott full-service hotel system. The Marriott full-service hotel system consists of hotels, conference centers, resorts, and suites operated under the Marriott name. At December 31, 1996, the Marriott full-service hotel system included 316 Marriott hotels, conference centers, resorts, and suite hotels located in 40 states, the District of Columbia, and 26 foreign countries with a total of 120,787 guest rooms.

Ground Leases

The Partnership leases the land on which the Albuquerque, Greensboro, Houston, Miami, and Tampa Hotels are located from unrelated parties. For a description of the terms of the ground leases, see Item 2 "Properties."

Competition

Demand in the U.S. lodging industry continues to be strong as a result of an improved economic environment and a corresponding increase in domestic business and leisure travel. Also, the full-service hotel segment has benefited from a significant decrease in the room supply growth rate, which is attributable to several factors including the limited availability of attractive building sites for full-service hotels and the lack of available financing for new full-service hotel construction. The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-1975 recession led to a prolonged slump on new construction, high occupancy rates, and real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom which peaked in 1986 but created an oversupply of hotel rooms that has not yet been absorbed fully by increased demand. The General Partner expects the U.S. hotel supply/demand imbalance to improve gradually over the next few years.

The Manager believes that by emphasizing management and personnel development and by maintaining a competitive price structure, the Hotels will be able to maintain or increase their share of the market. The Partnership believes that its inclusion within the nationwide Marriott full-service hotel system provides advantages of name recognition; centralized reservations and advertising; system-wide marketing and promotion; and centralized purchasing, training, and support services. Additional competitive information is set forth in Item 2 "Properties" with respect to each of the Hotels.

Conflicts of Interest

Since the General Partner, MII, and their affiliates own and/or operate hotels other than those owned by the Partnership, potential conflicts of interest may exist. With respect to these potential conflicts of interest, the General Partner, MII, and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to retain existing hotels which may compete with the Partnership's Hotels and to develop competing hotels in markets in which the Partnership's Hotels are located.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are by contract without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership and since certain actions taken by the General Partner or the Partnership could expose the General Partner to liability that is not shared by the limited partners (for example tort liability, environmental liability, or the General Partner's liability under its guaranties of the Bank Loan and the S&L Loan), this control could lead to conflicts of interest.

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any affiliate of the General Partner, or persons employed by the General Partner or its affiliates be conducted on terms that are fair to the Partnership and that are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated parties.

The Partnership Agreement provides that agreements, contracts, or arrangements between the Partnership and the General Partner or its affiliates (other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates) will be on commercially reasonable terms and will be subject to the following conditions:

(i) the General Partner or the applicable affiliate must be actively engaged in the business of rendering the services or selling or leasing
     the  goods  called  for  under  any  such   agreement,   contract,   or
     arrangement;

(ii) any such agreement, contract, or arrangement must be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(iii)no rebates or concessions may be received by the General Partner or the applicable affiliate, nor may the General Partner or any affiliate
     participate in any reciprocal   business  arrangements  which would have
     the effect of circumventing any of the provisions of the Partnership Agreement;

(iv) no such agreement, contract, or arrangement may be amended in a manner that would increase the fees or other compensation payable to the General Partner or any affiliate in the absence of the consent of the holders of a majority in interest of the limited partners; and

(v) any such agreement, contract, or arrangement that relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms; provided that the discretion of the General Partner in determining such terms may not be overruled by the limited partners in the absence of a
     showing  of   bad  faith  on the  part  of the  General  Partner  or the applicable affiliate.

Employees

The Partnership has no employees. However, the employees of the General Partner are available to perform services for the Partnership. The Partnership reimburses the General Partner for the costs of providing such services. See
Item 11 "Management Remuneration" for information regarding payments made to the General Partner for the cost of providing administrative services to the Partnership.


ITEM 2.   PROPERTIES

The Partnership consisted of eight full-service Hotels as of December 31, 1996, each of which is described below.

Albuquerque Marriott Hotel - Albuquerque, New Mexico

Location

The Albuquerque Marriott Hotel is located on a leased parcel of land of approximately six acres in the northeastern suburbs of Albuquerque in a residential, office, and commercial development called Uptown.

Description

The Hotel, which opened in July 1982, consists of a 16-story guest room tower. The facilities include 411 guest rooms, two restaurants, one lobby bar, and cocktail service in the lobby. There is approximately 13,800 square feet of space for conventions and banquets. Parking is provided for approximately 500 cars. In addition, the Hotel offers an indoor/outdoor pool, hydrotherapy pool, sauna, health club, and gift shop.

Competition

Studies by MII indicate that currently six hotels with approximately 1,800 rooms directly compete with the Albuquerque Marriott Hotel in the Albuquerque market.

Ground Lease

The Hotel site is subject to a ground lease with an initial term expiring in July 2032 and with three renewal options of 10-years each. The ground lease provides for annual rent equal to the greater of (i) 3.5% of annual gross room sales or (ii) $155,000 for the first 10 years and $165,000 thereafter during the initial term of the lease. For periods subsequent to the initial term of the lease, annual rent will equal the greatest of (i) 3.5% of annual gross room sales, (ii) $165,000, or (iii) 10% of the fair market value of the land, determined in each case as of each renewal date of the lease.

Greensboro-High Point Marriott Hotel - Greensboro, North Carolina

Location

The Greensboro-High Point Marriott Hotel is located on approximately 15 acres of leased land on the grounds of the Greensboro-High Point Regional Airport which serves the cities of Greensboro, High Point, and Winston-Salem.

Description

The Hotel, which opened in June 1983, is a six-story tower containing 299 guest rooms including a concierge floor, two restaurants, a lounge, and approximately 9,000 square feet of space for banquets and conventions. Parking for 500 cars is provided. In addition, the Hotel has two lighted tennis courts, an indoor/outdoor pool with a 1,200-square foot deck for banquet functions, a hydrotherapy pool, a gift shop, and a health club .

Competition

Studies by MII indicate that currently four hotels containing approximately 1,700 rooms directly compete with the Greensboro-High Point Marriott Hotel in the Greensboro market.

Ground Lease

The Hotel site is subject to a ground lease from the Greensboro-High Point Airport Authority with an initial term expiring in June 2008 and with an option to extend for an additional 15 years. Additional renewal options totaling 20 years are available if the Hotel is expanded to 500 rooms. The lease calls for an annual rent equal to the greater of (i) a percentage rent of 2.25% of the annual gross room sales plus 2% of the annual gross alcoholic beverage sales plus 1% of the annual gross food sales or (ii) a minimum rental of $127,000.

During the first extended term, the percentage rental for the annual gross room sales will be increased to 3% and, if on the first day of the extended term the Hotel contains fewer than 400 rooms, the percentage rentals for alcoholic beverage and food sales will increase to 2.5% and 1.25%, respectively.

Houston Marriott Medical Center Hotel - Houston, Texas

Location

The Houston Marriott Medical Center Hotel is located in the Texas Medical Center in Houston, Texas, on a leased site of 23,670 square feet, is situated directly opposite the main building of the Methodist Hospital, and adjoins the Scurlock Towers which houses the Total Health Care Center of Methodist Hospital and approximately 200 doctors' offices.

Description

The Hotel, which opened in August 1984, includes 386 guest rooms, two concierge floors, two restaurants, and a lounge. There is approximately 8,500 square feet of space with facilities for conventions and banquets. Parking is available for approximately 380 cars in an adjacent parking structure. Additional facilities within the Hotel include an indoor pool, a hydrotherapy pool, a gift shop, and a health club.

Competition

Studies by MII indicate that currently six hotels containing approximately 1,600 rooms directly compete with the Houston Marriott Medical Center Hotel in the Houston market.

Ground Lease

The land on which the Hotel is located is subject to a ground lease in which the initial term expires in August 2009 with five 10-year renewal options. The lease provides for a rental equal to the greater of (i) $160,000 or (ii) a percentage rental of 3% of the first $15 million of annual gross room sales plus 3.25% of annual gross room sales in excess of $15 million.

Miami  Biscayne  Bay Hotel - Miami, Florida

Location

The  Miami   Biscayne Bay  Hotel  is  located  on a  leased  parcel  of  land of approximately 1.9 acres plus space and facilities in an adjacent building in a residential and commercial project located on Biscayne Bay in downtown Miami.

Description

The Hotel, which opened in December 1983, is a 31-story tower which has 606 guest rooms, one restaurant, an indoor lounge, and cocktail service in the lobby. Approximately 14,000 square feet of space with facilities for conventions and banquets is available. Parking is provided for 288 cars. In addition, the Hotel has an outdoor pool, a recreation deck, a game room, a gift shop, and a health club.

Competition

Studies by MII indicate  that  currently  five hotels  containing  approximately
2,500 rooms  directly  compete  with the Miami   Biscayne Bay Hotel in the Miami
market.

Ground Lease

The Hotel site is subject to a ground lease with an initial term expiring in December 2008, with renewal options for five successive 10-year periods. The lease calls for annual rental of the greater of (i) minimum rental of $1.0 million or (ii) a percentage rental composed of 4% annual gross room sales plus 3% annual gross food and beverage sales.

Marriott's Mountain Shadows Resort - Scottsdale, Arizona

Location

The Mountain Shadows Resort Hotel is located on approximately 25 acres of fee-owned land in Scottsdale, approximately 10 miles north of Phoenix Sky Harbor International Airport. Host Marriott owns land adjacent to the site, on which an 18-hole executive-style golf course is located.

Description

Mountain Shadows opened in 1959 and was acquired by the Partnership in 1982. A major renovation program was completed in 1983. The Hotel contains 337 guest rooms as well as three pools, two hydrotherapy pools, eight lighted tennis courts, and a state of the art fitness center. Hotel guests have full privileges at the Mountain Shadows Golf Club which offers an 18-hole executive style golf course. In addition, guests of the Hotel have access to the Camelback Inn Country Club owned by MII (which is approximately two miles from the Hotel and offers two 18-hole championship golf courses) and the Camelback Inn spa located on the Camelback Inn resort grounds. Dining facilities at the Hotel include the family restaurant, a specialty seafood restaurant, and the outdoor terrace associated with these facilities. The Hotel's restaurants can accommodate seating for 430. In addition, the Mountain Shadows Golf Club offers a restaurant/snack bar, a bar, and a patio area. The Hotel has more than 15,000 square feet of space for conventions and banquets. Parking is available for approximately 740 cars.

Competition

Studies by MII indicate that currently five hotels containing approximately 1,500 rooms directly compete with Marriott's Mountain Shadows Resort in the Scottsdale market.

Raleigh Marriott Hotel - Raleigh, North Carolina

Location

The Raleigh Marriott Hotel is located on approximately 10 acres of fee-owned land at the entrance to Crabtree Valley Mall in northwest Raleigh. The Raleigh-Durham Airport and the Research Triangle Park are located ten and seventeen miles west of the site, respectively.
Downtown Raleigh is two miles east of the site.

Description

The Hotel, which opened in March 1982, includes 375 guest rooms, one restaurant, a cocktail lounge, and approximately 8,300 square feet of space for conventions and banquets. Parking for approximately 571 cars is provided. In addition, the Hotel offers an indoor/outdoor pool, a concierge lounge, sauna and hydrotherapy facilities, a health club , and a gift shop.

Competition

Studies by MII indicate that currently three hotels with approximately 800 rooms directly compete with the Raleigh Marriott Hotel in the Raleigh market.

Seattle Marriott Hotel Sea-Tac Airport - Seattle, Washington

Location

The Seattle Marriott Hotel is located on nine acres of fee-owned land near the entrance to the Seattle-Tacoma International Airport. The Hotel is approximately ten miles from downtown Seattle and approximately three miles from Interstate 5, the major north-south route through Washington.

Description

The Hotel, which opened in January 1981, consists of a nine-story tower and three five-story wings surrounding a landscaped atrium. The facilities include 459 guest rooms, a restaurant, an atrium cocktail service bar, three ballrooms totaling 18,500 square feet, and meeting and conference rooms. In addition, the Hotel has two hydrotherapy pools, a health club, a sauna, an indoor pool, a gift shop, a game room, and parking for 550 cars.

Competition

Studies by MII indicate that currently four hotels containing approximately 1,500 rooms directly compete with the Seattle Marriott Hotel Sea-Tac Airport in the Seattle market.

Tampa Westshore Hotel - Tampa, Florida

Location

The Tampa Hotel is located on a leased parcel of land of approximately seven acres in a major office development just off I-75 on North Westshore Boulevard. The Hotel is approximately two miles from the Tampa International Airport and five miles from downtown Tampa.

Description

The Hotel, which opened in July 1981, consists of a 13-story Hotel tower, a one-and-one-half story lobby, and meeting space. The facilities include 311 guest rooms, a restaurant, a sports bar, a concierge lounge, and approximately 8,400 square feet of space for conventions and banquets. Parking for more than 400 cars is provided. In addition, the Hotel has an indoor/outdoor pool, a hydrotherapy pool, a health club, a game room, and a gift shop.

Competition

Studies by MII indicate that currently eleven hotels containing approximately 3,100 rooms directly compete with the Tampa Westshore Hotel in the Tampa market.

Ground Lease

The Hotel is subject to a ground lease with an initial term expiring in July 2006 with five 10- year renewal options. The lease provides for a percentage rent equal to the greater of (i) 3% of gross room sales plus 1% of gross food sales plus 1% of gross alcoholic beverage sales or (ii) $96,000 per year.


ITEM 3.   LEGAL PROCEEDINGS

Neither the Partnership nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS
          AND RELATED SECURITY HOLDER MATTERS

There is currently no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each fiscal quarter and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1996, there were 1,154 holders of record of the 1,800 Units.

In accordance with Section 4.08 of the Partnership Agreement, any cash available for distribution for any fiscal year will be equally divided among the fiscal quarters in such fiscal year and will be distributed as soon as practicable after the close of each fiscal quarter to Partners of record at the end of each fiscal quarter during such fiscal year. There have been no cash distributions to the Limited Partners since the inception of the Partnership, and it is unlikely such distributions will be made in the foreseeable future.


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1996, presented in accordance with generally accepted accounting principles. Due to the foreclosures on the Raleigh, Tampa, and Point Clear Hotels in 1993 and 1994 and the sale of the Dallas Hotel in 1995, operating results for the years presented are not comparable:

                                                  1996        1995        1994        1993        1992
                                                            (in thousands, except per unit amounts)
Revenues.......................................$ 46,696   $  76,632   $  45,233   $  48,830    $  47,910
                                               ========   =========   =========   =========    =========
Net (loss) income  before
   extraordinary items.........................$ (1,841)  $  20,045   $ (22,741)  $ (21,729)   $ (27,669)
Extraordinary items............................      --     146,303      47,168      17,148           --
                                               --------   ---------   ---------   ---------    ---------
Net (loss) income..............................$ (1,841)  $ 166,348   $  24,427   $  (4,581)   $ (27,669)
                                               ========   =========   =========   =========    =========

Net (loss) income per limited partner unit (1,800 Units):
   Net (loss) income  before
      extraordinary items......................$ (1,013)  $   7,720   $ (12,508)  $ (11,951)   $ (15,218)
   Extraordinary items.........................      --      80,467      21,109       9,432           --
                                               --------   ---------   ---------   ---------    ---------
   Net (loss) income...........................$ (1,013)  $  88,187   $   8,601   $  (2,519)   $ (15,218)
                                               ========   =========   =========   =========    =========

Total assets...................................$179,867   $ 176,521   $ 196,061   $ 203,251    $ 221,523
                                               ========   =========   =========   =========    =========

Total liabilities..............................$324,164   $ 318,977   $ 506,865   $ 538,482    $ 552,173
                                               ========   =========   =========   =========    =========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal sources of cash are Hotel operations and collection of amounts due from MII under the MII FF&E lease agreements. Its principal uses of cash are to pay debt service on the Partnership's mortgage debt, to pay amounts owed to Host Marriott and MII, to fund the FF&E Reserves, and to make deposits to cash collateral accounts required under the Bank Loan. Total cash provided by operations was $19.4 million, $14.8 million and $3.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Payments from MII under the MII FF&E lease agreements were $2.4 million, $5.8 million and $17.2 million for the years ended December 31, 1996, 1995 and 1994, respectively. Payments of mortgage debt were $7.6 million, $60.1 million and $4.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Payments to Host Marriott were $3.9 million, $6.4 million and $11.5 million for the years ended December 31, 1996, 1995 and 1994, respectively. Net purchases of fixed assets were $9.9 million, $5.0 million and $.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Deposits to cash collateral accounts were $1.6 million and $2.9 million for the years ended December 31, 1996 and 1995, and no deposits to the cash collateral accounts were made for 1994. No cash was distributed to the Partners for the years ended December 31, 1996, 1995 and 1994.

As a result of the restructuring of the Bank Loan in 1995, the General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course. However, there can be no assurance that the Partnership will be able to secure a loan at the maturity of the restructured Bank Loan, the Raleigh Loan, and the Tampa Loan. It is anticipated that possible shortfalls in the FF&E Reserve will occur over the next few years. However, the General Partner believes that any shortfalls can be resolved.

Bank Loan

The mortgage loan (the "Bank Loan") for seven of the Partnership's hotels (the "Bank Hotels") matured on December 22, 1994, and the Partnership had insufficient funds to repay the loan. The Bank Loan required monthly interest-only payments during the seven-year loan term at an effective rate of 10.37% and repayment of the balance in full at maturity. At December 22, 1994, the principal balance of the Bank Loan was $245 million. The Bank Loan was non-recourse to the Partnership and its partners (including the General Partner), but was supported by a $26 million Host Marriott guaranty (the "Bank Guaranty") and an equivalent Marriott International, Inc. ("MII") back-up guaranty (the "MII Back-up Guaranty") to be funded only if Host Marriott did not fund its guaranty.

Restructured Bank Loan

On August 22, 1995, the General Partner and the Bank Lender completed a restructuring of the Bank Loan. The principal terms of the restructuring are as follows:

(i) Host Marriott advanced $10 million under the Bank Guaranty, which was used to pay down principal on the Bank Loan. Advances under the Bank Guaranty bear interest at an annual rate equal to the prime rate, as announced by Bankers Trust Company;

(ii) The Partnership used $44 million of proceeds from the sale of the Dallas Hotel to pay down principal on the Bank Loan;

(iii)The maturity of the Bank Loan extends to December 22, 1997, with two one-year extensions if certain debt service coverage tests are met;

(iv) Semi-annual payments of interest on the restructured loan at the six-month LIBOR plus 1.5 percentage points and annual payments of principal in the amount of $5 million during the first three years of the restructured loan and $6 million during any extension periods;

(v) Host Marriott's liability under the Bank Guaranty remains at $26 million (subject to a credit for the advance of $10 million described in (i) above);

(vi) MII continued its MII Back-up Guaranty;

(vii)Host Marriott ( but not MII) agreed to provide an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service (advances in respect to interest will be made first under the Interest Guaranty then under the Bank Guaranty or the MII Back- up Guaranty);

(viii)The Interest Guaranty will be reduced each year by $4 million less any Interest Guaranty advances made as of the date such reduction is scheduled to occur, and the Interest Guaranty will be increased by $4 million for each extension period, if applicable. The remaining liability under the Bank Guaranty and the MII Back-up Guaranty in any event must be at least equal to the scheduled amortization payments due during the extension period;

(ix) All  Partnership  cash relating to the Bank Hotels  (including the Bank
     Hotels  FF&E  Reserve  and  the  subordinated   base  management  fees)
     collateralize the Bank Loan;

(x) The Bank Lender was paid a fee equal to $573,000 for the successful restructuring of the Bank Loan;

(xi) The Bank Lender required MII to terminate the management agreement related to the Bank Hotels (the "MII Management Agreement") and forgive the balances of deferred base and incentive management fees outstanding as of December 31, 1994. The Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees. In addition, the Bank Lender required a portion of the base management fee equal to 1% of gross Bank Hotels' sales and a portion of the FF&E Reserve contribution equal to 1% of gross Bank Hotels' sales to be subordinate to the payment of debt service.

No amounts have been advanced under the Interest Guaranty. Additionally, in early 1997, in accordance with the terms of the Interest Guaranty, the amount available was reduced from $8 million to $4 million.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, from the Bank Hotels and the subordinated portion of the base management fee, equal to 1% of gross Bank Hotels' sales, in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal and (ii) 50% to pay interest and principal on advances under the Bank Guaranty, until the unadvanced portion of the Bank Guaranty is replenished to a balance of $20.0 million. Thereafter, excess cash in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal, (ii) 25% to pay deferred base management fees to MII, and (iii) 25% to pay interest and principal on advances under the Bank Guaranty.

As of December 31, 1996, the balance of the Bank Loan was $179.8 million. As of December 31, 1996, $10.0 million, including accrued interest, was outstanding under to the Bank Guaranty. On February 24, 1997, in accordance with the cash flow priorities described in the preceding paragraph, the Partnership repaid $2.2 million to Host Marriott on the Bank Guaranty and $2.2 million in principal on the Bank Loan. Therefore, as of February 24, 1997, the balance on the Bank Loan was $177.6 million and $19.4 million was available under the Bank Guaranty.

Raleigh and Tampa Loans

In  1994,  a  wholly-owned   indirect   subsidiary  of  Host  Marriott  provided
non-recourse loans to the Partnership to purchase the Raleigh and Tampa Hotels.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. All cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A and (iii) interest on Raleigh Note B. All remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $4.8 million.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10 million of principal ("Tampa

Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. All cash flow from the Tampa Hotel is used to pay debt service in the following order of priority: (i) interest on Tampa Note A, (ii) principal on Tampa Note A and (iii) interest on Tampa Note B. All remaining cash flow is used to pay principal on Tampa Note B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1996, the Tampa Note A principal balance was $9.7 million,and the Tampa Note B principal balance was $6.1 million.

Each of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

Furniture, Fixtures and Equipment Loans

Prior to 1995, the Bank Loan required Host Marriott to fund up to $30 million for furniture, fixtures and equipment ("FF&E") replacements at the Bank Hotels (the "FF&E Guaranty"). Host Marriott advanced funds (the "Host FF&E Loans") for the Bank Hotels from 1991 through 1994 pursuant to the FF&E Guaranty. The Host FF&E Loans bear interest at the prime rate and are to be repaid in annual installments over six years. As of December 31, 1996, $5.2 million was outstanding under the Host FF&E Loans. On January 3, 1997, the Partnership repaid $2.3 million of principal on the Host FF&E Loans leaving $2.9 million of principal due to Host Marriott on the Host FF&E Loans.

The Host FF&E Loans are non-recourse to the Partnership and its partners and are secured by payments due from MII under an FF&E lease. Interest payments on these loans are offset by lease payments received under the MII FF&E lease agreements. As of December 31, 1996, MII owed $2.9 million including related interest costs to the Partnership pursuant to these agreements, with the final installment due December 31, 1999.

Beginning in 1995, the Bank Hotels FF&E funding requirements are being met through a repairs and equipment reserve for the combined Bank Hotels. Since its acquisition date in 1994, the FF&E funding requirements for the Tampa Hotel have been met through a repairs and equipment reserve for the Hotel. However, the Raleigh Hotel required additional funds, as described below.

Raleigh Hotel Furniture, Fixtures and Equipment Loans

In 1995, Host Marriott and Marriott Hotel Services, Inc. ("MHSI"), a subsidiary of MII, each provided an unsecured loan to the Partnership in the amount of $350,000 ("Raleigh $350,000 FF&E Loans") to fund costs of a softgoods rooms renovation at the Raleigh Hotel in excess of amounts available in the Hotel's FF&E Reserve. Each Raleigh $350,000 FF&E Loan was fully advanced to the Partnership by January 24, 1995. The Raleigh $350,000 FF&E Loans bear interest at the prime rate. Payments on the loans are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $350,000 FF&E Loans will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2005. Interest accrued in 1995 was added to the principal balance of each of the loans. As of December 31, 1996, $343,000 was due on each of the Raleigh $350,000 FF&E Loans.

In 1996, Host Marriott provided another unsecured loan to the Partnership in the amount of $700,000 ("Raleigh $700,000 FF&E Loan") to fund costs of a casegoods rooms renovation at the Raleigh Hotel in excess of the amounts available in the Raleigh Hotel's FF&E Reserve. The Raleigh $700,000 FF&E Loan was fully advanced to the Partnership by December 9, 1996. The Raleigh $700,000 FF&E Loan bears interest at the prime rate plus 0.5%. Payments on the loan are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $700,000 FF&E Loan will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2003. As of December 31, 1996, $658,000 was due on the Raleigh $700,000 FF&E Loan.

Other Loans

As of December 31, 1996, the Partnership owed Host Marriott $83.9 million (excluding the Raleigh and Tampa loans and related accrued interest) including accrued interest, as follows: (i) $59.2 million related to the original Host Marriott Guaranty and the S&L Guaranty, as defined in Note 6 of the financial statements; (ii) $10.0 million related to the Bank Guaranty; (iii) $5.0 million related to working capital advances; (iv) $8.2 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.5 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition as discussed in
Note 9 to the Financial Statements.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees, which is outstanding upon dissolution of the Partnership must be repaid before any cash distributions to the General or Limited Partners.

Material Contracts

Bank Hotels Management Agreement

In connection with the restructuring of the Bank Loan, effective December 31, 1994, the Partnership and MII entered into a management agreement which replaced the original MII Management Agreement (the "Bank Hotels Management Agreement"). The MII Management Agreement provided for a term of 25 years from the opening date, as specified in the agreement, of each Hotel with renewal terms at the option of MII of up to an additional 50 years. The MII Management Agreement provided the Manager with a base management fee equal to 7% or 8% of the Bank Hotels' gross sales at the Bank Hotels depending upon the length of time the applicable Hotel had been open. Payment of current base management fees with respect to the Bank Hotels were subordinated to payment of debt service on the Bank Loan. Any unpaid base management fees were deferred without interest and were payable in future years. In addition, the Manager was entitled to receive incentive management fees equal to 20% of Hotel operating profits (calculated before debt service on the Bank Loan or other Partnership debt) and additional incentive fees, after certain returns to the Partnership were realized, ranging from 20% to 90% depending on the amount of operating profit and the level of return to the Partners. Through

December 31, 1994, no incentive management fees had been paid since inception. As of December 31, 1994, deferred base management fees were $47.5 million and deferred incentive fees were $98.8 million. In connection with the Bank Loan restructuring in 1995, the Bank Lender required MII to terminate the MII Management Agreement and to forgive the balances of deferred base and incentive management fees outstanding as of December 31, 1994. For additional information, see Item 13 "Certain Relationships and Related Transactions."

The Bank Hotels Management Agreement provides for a base management fee equal to 3% of the Bank Hotels' gross sales and contributions equal to 5% of the Bank Hotels' gross sales to be made to a Bank Hotels FF&E Reserve. A portion of the base management fee equal to 1% of the Bank Hotels' gross sales and a portion of the Bank Hotels FF&E Reserve contributions equal to 1% of the Bank Hotels' gross sales are subordinate to the payment of debt service on the Bank Loan. The Manager will continue to earn incentive management fees equal to 20% of Hotel operating profit (as defined, calculated before debt service on the Bank Loan) and additional incentive fees, after certain returns to the Partnership. Incentive management fees will continue to be fully subordinate to the payment of debt service and to the repayment of all guaranties. As of December 31, 1996, deferred base and incentive management fees were $2.4 million and $14.8 million, respectively. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Raleigh and Tampa Management Agreements

The Raleigh and Tampa Hotels are managed by MHSI pursuant to separate management agreements ("MHSI Agreements"). The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI, at its option, has the right to renew the agreements for up to two successive eight-year terms. The MHSI Agreements provide for payments to MHSI of a base management fee equal to 3% of each Hotel's gross sales and an incentive management fee equal to 20% of each Hotel's operating profit. For additional information, see Item 13 "Certain Relationships and Related Transactions".

Pursuant to the Bank Hotels Management Agreement and the MHSI Agreements, the Hotels are managed and operated as part of the Marriott full-service hotel system. The Marriott full-service hotel system consists of hotels, conference centers, resorts, and suites operated under the Marriott name. At December 31, 1996, the Marriott full-service hotel system included 316 Marriott hotels, conference centers, resorts, and suite hotels located in 40 states, the District of Columbia, and 26 foreign countries with a total of 120,787 guest rooms.

Ground Leases

The Partnership leases the land on which the Albuquerque, Greensboro, Houston, Miami, and Tampa Hotels are located from unrelated parties. For a description of the terms of the ground leases, see Item 2 "Properties."


RESULTS OF OPERATIONS

Hotel Revenues in the accompanying financial statements represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects Hotel operating results which flow to the
Partnership as property owner and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance, and certain other costs, which are disclosed separately in the statement of operations.

The following chart summarizes REVPAR, or revenues per available room, and the percentage change in REVPAR from the prior year for each of the Hotels owned by the Partnership as of December 31, 1996. REVPAR for the Raleigh and Tampa Hotels is not shown for 1994 because these Hotels were not owned by the Partnership for the entire year in 1994.

                                      1996                         1995                           1994
                             REVPAR         %Change        REVPAR         %Change        REVPAR         %Change
Mountain Shadows              $  99             5%          $  94              7%         $  88              6%
Seattle                          82             4%             79             11%            71              8%
Tampa Westshore                  80            10%             73              --            --              --
Greensboro                       75            (1%)            76              7%            71              8%
Raleigh Crabtree Valley          72             9%             66              --            --              --
Miami Biscayne  Bay              71             1%             70              9%            64             (6%)
Albuquerque                      69             3%             67              0%            67              6%
Houston Medical Center           67             5%             64              2%            63              5%


1996 Compared to 1995

Mountain Shadows

REVPAR for 1996 increased 5% to $99. This increase was due to a 3% increase in the average room rate to $124 combined with a 2 percentage point increase in occupancy to 80%. Hotel revenues for 1996 increased 4% to $6.2 million. The increase in average room rate and Hotel revenues is due to the Hotel's successful efforts in shifting business from lower rated group business to higher transient rates. The Hotel's marketing promotions include a newsletter to 3,000 past customers as well as newspaper advertising in key cities such as Los Angeles, Chicago and New York.

Seattle

Hotel revenues increased 7% to $8.5 million in 1996 when compared to the prior year due to an increase in REVPAR of 4% to $82. The increase in REVPAR was due to a $6 increase in average room rate to $105 partially offset by a 1 percentage point decrease in occupancy to 78%. The increase in the average room rate is the result of the strong transient demand in the growing Seattle economy. The local economy is tied to the global aerospace industry as well as the availability of raw timber products. Current projections for each of these industries are strong and indicate steady growth and reliability.

Tampa Westshore

The Tampa Westshore Hotel experienced a 10% increase in REVPAR to $80 for 1996 as compared to 1995. This increase was due to a 6% increase in the average room rate to $100 coupled with a 2 percentage point increase in average occupancy to 79%. The increase in average room rate is attributable to strong market demand and the successful efforts of Hotel management in restricting discounted corporate rates. An increase in transient business contributed to thea increase in average occupancy. In early 1997, the Hotel completed the third phase of a rooms renovation project which replaced the furniture in approximately 108 guest rooms. All 311 guest rooms now have new furniture which will enable the Hotel to compete more effectively in the Tampa market.

Greensboro

For 1996, REVPAR decreased slightly to $75 when compared to 1995. The average room rate increased 6% to $98; however, this increase was offset by a 6 percentage point decline in average occupancy to 76% as a result of new competition in the Greensboro area. Hotel revenues decreased 5% to $4.5 million primarily due to the decline in occupancy. In 1996, the Hotel facade was painted, and in early 1997 a renovation of the restaurant was completed.

Raleigh

In 1996, REVPAR increased 9% to $72, due to a 9% increase in average room rate to $88 while the average occupancy remained stable at 82%. The increase in average room rate was due to a $10 increase in the corporate rate in 1996. Hotel revenues increased 16% to $5 million primarily due to the increase in average room rates. During 1996, the Hotel completed a rooms renovation which replaced the furniture in 375 guest rooms.

Miami  Biscayne  Bay

REVPAR for 1996 increased slightly to $71 when compared to 1995 due to a 4.5 percentage point increase in average occupancy to 82% partially offset by a 3% decrease in the average room rate to $87. The increase in average occupancy was due to the addition of a new contract with United Airlines for 13,000 room nights in 1996. Hotel revenues decreased 7% to $7.7 million primarily due a decrease in catering profits as a result of business associated with the 1995 Superbowl not recurring in 1996. During 1996, the Hotel installed new carpet in the ballrooms and in selected corridors. During 1997, the remaining corridors will receive new carpet, and 285 rooms will undergo a redo which will include new carpet and mattresses.

Albuquerque

Hotel revenues for 1996 increased slightly to $5.0 million when compared to the prior year primarily due a 3% increase in REVPAR to $69. The increase in REVPAR is primarily due to a 1.5 percentage point increase in average occupancy to 80% as a result of increased transient demand in the Albuquerque market. The average room rate remained stable at $86. The Hotel is focusing its marketing efforts on increasing weekend group business. During 1997, the Hotel will complete a renovation of its meeting rooms.

Houston Medical Center

REVPAR for 1996 increased 5% to $67 when compared to 1995 due to the 2% increase in average room rate to $87 and a 2% increase in average occupancy to 77%. Hotel revenues increased 10% to $4.5 million in 1996. These increases were due to strong demand in the medical markets, increased business due to city wide conventions and success in shifting lower rated business to higher corporate rates.

1996 Compared to 1995 Combined Results of Operations

Hotel Revenues: Hotel revenues decreased 9% to $45.9 million in 1996 primarily due to the sale of the Dallas Hotel in 1995. For the eight Hotels which were owned by the Partnership continuously throughout 1996 and 1995 (Albuquerque Greensboro, Houston, Miami Biscayne Bay, Mountain Shadows, Raleigh, Seattle, and Tampa (the "Combined Hotels")), Combined Hotel revenues increased 4% in 1996 due to an increase in Combined Hotels' sales.

    Hotel Sales: Hotel sales decreased 6% to $143.3 million in 1996 due to the sale of the Dallas Hotel in 1995. Combined Hotels' sales increased 5% in 1996 through a 3% increase in the Combined Hotels average room rate to $96 and a slight increase in the Combined Hotel average occupancy to 79%.

    Direct Hotel Expenses: Direct Hotel expenses decreased 5% to $97.5 million in 1996 due to the sale of the Dallas Hotel. Combined direct Hotel expenses increased 5% in 1996. The increase in Combined direct Hotel expenses is due to an increase in variable costs related to the increase in Combined Hotels' sales. Furthermore, direct Hotel expenses as a percentage of Hotel sales increased to 68% in 1996 from 67% in 1995.

Indirect Hotel Expenses: Indirect Hotel expenses decreased 12% in 1996. Furthermore, indirect Hotel expenses as a percentage of Hotel sales decreased to 17% in 1996 from 18% in 1995.

    Management Fees: Incentive and base management fees decreased 14% to $7.5 million and 6% to $4.3 million, respectively, in 1996 due to a corresponding decrease in Hotel sales.

    Property Taxes: Property taxes decreased 25% to $3.1 million in 1996 due to the sale of the Dallas Hotel in 1995.

Interest Expense: Interest expense decreased 17% to $24.6 million in 1996 due to lower principal balances in 1996 and a lower average interest rate on the Bank Loan in 1996.

Net Income: Net income decreased 101% to a net loss of $1.8 million in 1996. The decrease is due to the recognition of the gain on the sale of the Dallas Hotel of $24.6 million and the gain on forgiveness of deferred fees of $146.3 million in 1995.

1995 Compared to 1994

Albuquerque

Hotel revenues for 1995 remained stable at $4.9 million, and REVPAR increased slightly to $67. The Hotel achieved a 3% improvement in average room rate to $86, which was offset by a 1.4 percentage point decrease in average occupancy. Hotel management significantly reduced the amount of lower-rated contract business in order to focus more on higher-rated transient segment. The implementation of seasonal pricing strategies facilitated an increase in transient business but restricted the growth in the Hotel's average room rate for the year. Average occupancy was negatively impacted by a decrease in group business of approximately 2,600 roomnights.

Dallas/Fort Worth Airport

Comparisons of 1995 and 1994 operating results are not meaningful because the Dallas Hotel was sold on August 22, 1995. REVPAR for the period January 1, 1995 through August 21, 1995 was $90, and Hotel revenues were $6.2 million. Average occupancy for the same period was 85% and the average room rate was $106. The Partnership recognized a gain of $24.6 million on the sale of the Dallas Hotel.

Greensboro-High Point

Hotel revenues for 1995 increased 17.5% to $4.8 million, and REVPAR at the Hotel increased 7% to $76 when compared to 1994. The increase in REVPAR was attributable to a 7% improvement in the average room rate to $93, while average occupancy remained stable at 82%. Continued strong economic conditions in the Greensboro market have allowed the Hotel to restrict discounted rates and cater toward higher-rated transient business. Also, in order to take advantage of strong transient demand, Hotel management has focused its group sales efforts on shifting mid-week group business to the weekends. The Hotel received a $1.3 million rooms renovation in late-1995, which is expected to allow the Hotel to continue its success in the increasingly competitive Greensboro market.

Houston Medical Center

The Hotel achieved a 2% increase in REVPAR to $64 for 1995 due to a 3% increase in average room rate to $85, which was offset by a slight decrease in average occupancy to 76%. The growth in the average rate resulted from the Hotel's efforts to target higher corporate-rated transient business. However, the Hotel's average occupancy was negatively affected by a decrease in demand in the medical market segment, especially from Mexico. Hotel revenues increased 4% primarily due to success in the Hotel's food and beverage operations. Food and beverage sales and profit increased 4% and 16%, respectively, as a result of the Hotel's focus on increasing local and group catering volume, as well as effective cost containment strategies.

Miami Biscayne Bay

Hotel revenues increased 20% to $8.2 million primarily as a result of increases in rooms sales and profit of 8% and 9%, respectively. Rooms operations benefited from an 8% increase in REVPAR to $70 as a result of a 4% increase in average room rate to $90 combined with a 2.6 percentage point increase in average occupancy to 77%. The growth in average room rate and average occupancy resulted from premium-rated business associated with the 1995 Superbowl, which was hosted by Miami, strong demand from the Brazilian tourist market, and demand generated by a strong city-wide convention year in Miami. Food and beverage sales and profit increased 10% and 30%, respectively, primarily due to increased banquet volume associated with the Superbowl.

Mountain Shadows

Hotel revenues for 1995 increased an impressive 30% to $6.0 million, primarily due to an 11% increase in rooms profit. REVPAR for 1995 increased 6% to $94, due to a 9% increase in average room rate to $121, offset by a slight decrease in average occupancy to 78%. Strong demand in the Scottsdale/Phoenix resort market has allowed the Hotel to achieve a higher average room rate by restricting discounted rates and focusing on higher-rated business in the transient market segment. Additionally, Hotel management has continued its success in controlling rooms operating costs.

Raleigh

Comparisons of 1995 and 1994 operating results are not meaningful because the Hotel was owned by the Partnership for only a portion of the year in 1994. REVPAR for 1995 was $66, and Hotel revenues were $4.3 million. The Hotel's average occupancy and average room rate were 82% and $80, respectively, for 1995.

Seattle

REVPAR for 1995 improved 12% to $79 as a result of a 10% increase in the average room rate to $100 combined with a 1.5 percentage point increase in average occupancy to 79%. Hotel revenues increased 20% to $8.0 million due to a 14% increase in rooms profit combined with a 13% increase in food & beverage profit. Hotel management has implemented an aggressive transient sales strategy to take advantage of increased demand in the greater Seattle area. In the group market segment, demand increased by 4,900 room nights over 1994 due to an increase in Seattle's city-wide conventions and sporting events. Food and beverage profit margins benefited from the catering volume associated with the increased group business as well as effective cost containment strategies.

Tampa

Comparisons of 1995 and 1994 operating results are not meaningful because the Hotel was owned by the Partnership for only a portion of the year in 1994. REVPAR for 1995 was $73, and Hotel revenues were $3.9 million. The Hotel's average occupancy and average room rate for 1995 were 78% and $94, respectively.

1995 Compared to 1994 Combined Results of Operations

Hotel Revenues: Hotel revenues increased 16% to $50.6 million in 1995 due partially to the Partnership owning the Raleigh and Tampa Hotels continuously in 1995 and only for partial periods in 1994. For the six Hotels which were owned
by  the  Partnership   continuously   throughout  1995  and  1994  (Albuquerque
Greensboro, Houston, Miami Biscayne Bay, Mountain Shadows, and Seattle), Hotel revenues increased 15% in 1995 due to an 8% increase in rooms profit.

    Hotel Sales: Hotel sales increased 4% to $153.2 million in 1995 due to a 6% increase in the average room rate to $95.

    Direct Hotel Expenses: Direct Hotel expenses decreased 1.5% to $102.6 million in 1995. Furthermore, direct Hotel expenses as a percentage of Hotel sales decreased to 67% in 1995 from 70% in 1994.

Indirect Hotel Expenses: Indirect Hotel expenses decreased 20% to $27.2 million in 1995. Furthermore, indirect Hotel expenses as a percentage at Hotel sales decreased to 18% in 1995 from 23% in 1994.

    Management Fees: Incentive management fees increased 17% to $8.7 million in 1995 due to the corresponding increase in Hotel sales. Base management fees decreased 58% to $4.6 million in 1995 due to a reduction in the base management fee as a percentage of gross Hotel sales in 1995 based on the Bank Hotels Management Agreement effective December 31, 1994.

    Depreciation and amortization: Depreciation and amortization decreased 18% to $5.9 million in 1995 due to the sale of the Dallas Hotel in 1995.

Interest Expense: Interest expense decreased 14% to $29.4 million in 1995 due to lower principal balances in 1995.

Net Income: Net income increased 581% to $166,348 in 1995. The increase is due to the recognition of a gain on the sale of the Dallas Hotel of $24.6 million and a gain on forgiveness of deferred fees of $146.3 million in 1995.

Inflation: For the three fiscal years ended December 31, 1996, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's revenues and net losses before extraordinary items. However, the Hotels' room rates and occupancy levels are sensitive to inflation, and the amount of the Partnership's interest expense under floating rate debt for a particular year will be affected by changes in short-term interest rates.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


          Index                                                         Page

          Report of Independent Public Accountants......................30

          Statement of Operations.......................................31

          Balance Sheet.................................................32

          Statement of Changes in Partners' Deficit.....................33

          Statement of Cash Flows.......................................34,35

          Notes to Financial Statements.................................36

Report of Independent Public Accountants

--------------------------------------------------------------------------------

TO THE PARTNERS OF POTOMAC HOTEL LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Potomac Hotel Limited Partnership, a Delaware limited partnership, (the "Partnership") as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedule are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potomac Hotel Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Washington, D.C.,
March 14, 1997

Statement of Operations

Potomac Hotel Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)

--------------------------------------------------------------------------------

                                                                                            1996          1995         1994
REVENUES
  Hotel (Note 3)...........................................................................$  45,853    $   50,598   $   43,777
  Gain on sale of the Dallas Hotel.........................................................       --        24,586           --
  Other ...................................................................................      843         1,448        1,456
                                                                                           ----------   ----------   ----------
                                                                                              46,696        76,632       45,233
                                                                                           ==========   ==========   ==========
OPERATING COSTS AND EXPENSES
  Interest.................................................................................   24,582        29,431       34,060
  Incentive management fee................................................................     7,477         8,651        7,425
  Depreciation.............................................................................    5,473         5,912        7,219
  Base management fee......................................................................    4,300         4,597       11,019
  Property taxes...........................................................................    3,081         4,082        4,160
  Ground rent, insurance and other.........................................................    3,624         3,914        4,091
                                                                                           ----------   ----------   ----------
                                                                                              48,537        56,587       67,974
                                                                                           ==========   ==========   ==========
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEMS...............................................   (1,841)       20,045      (22,741)

EXTRAORDINARY ITEMS
  Gain on forgiveness of deferred fees.....................................................       --       146,303           --
  Gain on debt extinguishment resulting from the foreclosure of the S&L Hotels.............       --            --       47,168
                                                                                           ----------   ----------   ----------
NET (LOSS) INCOME..........................................................................$  (1,841)   $  166,348   $   24,427
                                                                                           ==========   ==========   ==========
ALLOCATION OF NET (LOSS) INCOME
  General Partner..........................................................................$     (18)   $    7,612   $    8,945
  Limited Partners.........................................................................   (1,823)      158,736       15,482
                                                                                           ----------   ----------   ----------
                                                                                           $  (1,841)   $  166,348   $   24,427
                                                                                           ==========   ==========   ==========
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEMS PER
  LIMITED PARTNER UNIT (1,800 UNITS).......................................................$  (1,013)   $    7,720   $  (12,508)
                                                                                           ==========   ==========   ==========
NET (LOSS) INCOME PER LIMITED PARTNER UNIT (1,800 Units)...................................$  (1,013)   $   88,187   $    8,601
                                                                                           ==========   ==========   ==========















   The accompanying notes are an integral part of these financial statements.

Balance Sheet

Potomac Hotel Limited Partnership
December 31, 1996 and 1995
(in thousands)

--------------------------------------------------------------------------------

                                                                                                          1996            1995
ASSETS

   Property and equipment, net......................................................................$    155,412    $    151,097
   Due from Marriott International, Inc. and affiliates.............................................      10,870          12,017
   Restricted cash..................................................................................       4,507           2,948
   Property improvement funds.......................................................................       3,141           3,078
   Deferred financing costs, net of accumulated amortization........................................         709             946
   Other assets.....................................................................................          --             296
   Cash and cash equivalents........................................................................       5,228           6,139
                                                                                                    ------------    ------------
                                                                                                    $    179,867    $    176,521
                                                                                                    ============    ============
LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt....................................................................................$    179,837    $    186,000
   Due to Host Marriott Corporation and affiliates..................................................     124,370         122,243
   Incentive and base management fees due to Marriott International, Inc. ..........................      17,172           9,435
   Due to Marriott International, Inc. and affiliates...............................................       1,956             477
   Accrued interest and other liabilities...........................................................         829             822
                                                                                                    ------------    ------------
      Total liabilities.............................................................................     324,164         318,977
                                                                                                    ------------    ------------
PARTNERS' DEFICIT
   General Partner
      Capital contribution..........................................................................     172,093         172,093
      Cumulative net losses.........................................................................     (20,380)        (20,362)
      Cumulative withdrawals........................................................................    (186,527)       (186,527)
                                                                                                    ------------    ------------
                                                                                                         (34,814)        (34,796)
                                                                                                    ------------    ------------
   Limited Partners
      Capital contributions, net of offering costs..................................................      15,600          15,600
      Cumulative net losses.........................................................................    (125,083)       (123,260)
                                                                                                    ------------    ------------
                                                                                                        (109,483)       (107,660)
                                                                                                    ------------    ------------
      Total Partners' Deficit.......................................................................    (144,297)       (142,456)
                                                                                                    ------------    ------------
                                                                                                    $    179,867    $    176,521
                                                                                                    ============    ============











   The accompanying notes are an integral part of these financial statements.

Statement of Changes in Partners' Deficit

Potomac Hotel Limited  Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

--------------------------------------------------------------------------------

                                                                                          General        Limited
                                                                                          Partner        Partners         Total
 Balance, December 31, 1993............................................................$   (53,353)  $     (281,878)  $  (335,231)

  Net income..........................................................................      8,945           15,482        24,427
                                                                                      ------------   --------------  ------------
 Balance, December 31, 1994............................................................    (44,408)        (266,396)     (310,804)

  Net income..........................................................................      7,612          158,736       166,348

  Capital contribution from forgiveness of debt.......................................      2,000               --         2,000
                                                                                      ------------   --------------  ------------
 Balance, December 31, 1995............................................................    (34,796)        (107,660)     (142,456)

  Net loss............................................................................        (18)          (1,823)       (1,841)
                                                                                      ------------   --------------  ------------
 Balance, December 31, 1996............................................................$   (34,814)  $     (109,483)  $  (144,297)
                                                                                      ============   ==============  ============

































   The accompanying notes are an integral part of these financial statements.

Statement of Cash Flows

Potomac Hotel Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

--------------------------------------------------------------------------------

                                                                                               1996         1995         1994
OPERATING ACTIVITIES
  Net (loss) income.........................................................................$  (1,841)   $  166,348   $   24,427
  Extraordinary item........................................................................       --       146,303       47,168
                                                                                            ----------   -----------  -----------
  Net (loss) income before extraordinary items..............................................   (1,841)       20,045      (22,741)
  Noncash items:
     Deferred incentive and base management fees............................................    7,737         9,435       11,011
     Interest on amounts due to Host Marriott Corporation and affiliates....................    6,892         6,235        5,161
     Depreciation...........................................................................    5,473         5,912        7,219
     Amortization of financing costs as interest............................................      237           310          280
     Loss on disposition of property and equipment..........................................      136           103            6
     Interest on amounts due to an affiliate of Marriott International, Inc.................       29            --           --
     Gain on sale of the Dallas Hotel.......................................................       --       (24,586)          --
  Changes in operating accounts:
     Due from/to Marriott International, Inc. and affiliates................................      541        (2,719)       2,804
     Accrued interest and other liabilities.................................................      180            77         (260)
                                                                                            ----------   -----------  -----------
        Cash provided by operating activities...............................................   19,384        14,812        3,480
                                                                                            ----------   -----------  -----------
INVESTING ACTIVITIES
  Additions to property and equipment, net..................................................   (9,924)       (4,976)        (358)
  Working capital (funded to) received by Marriott International, Inc. and affiliates, net..     (262)          400       (1,004)
  Change in property improvement funds......................................................      (63)       (2,590)        (468)
  Net proceeds from sale of the Dallas Hotel................................................       --        44,403           --
  Acquisition of Raleigh and Tampa Hotels...................................................       --            --      (34,642)
                                                                                            ----------   -----------  -----------
        Cash (used in) provided by investing activities.....................................  (10,249)       37,237      (36,472)
                                                                                            ----------   -----------  -----------
FINANCING ACTIVITIES
  Principal repayments on debt..............................................................   (7,618)      (60,071)      (4,346)
  (Repayments to) Advances from Host Marriott Corporation and affiliates, net...............   (3,215)        4,390       31,042
  Collection of amounts due from Marriott International, Inc................................    2,383         5,755       17,192
  Deposits to collateral accounts...........................................................   (1,559)       (2,948)          --
  (Repayments to) Advances from affiliates of Marriott International, Inc...................      (37)          350           --
  Payment of financing costs................................................................       --        (1,112)        (144)
  Increase in amounts due from Marriott International, Inc..................................       --          (157)      (7,571)
  Change in escrow fund.....................................................................       --            --          983
                                                                                            ----------   -----------  -----------
        Cash (used in) provided by financing activities.....................................  (10,046)      (53,793)      37,156
                                                                                            ----------   -----------  -----------












   The accompanying notes are an integral part of these financial statements.

Potomac Hotel Limited Partnership
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS............................................     (911)      (1,744)        4,164

CASH AND CASH EQUIVALENTS at beginning of year..............................................    6,139        7,883         3,719
                                                                                            ----------   -----------  -----------
CASH AND CASH EQUIVALENTS at end of year....................................................$   5,228    $   6,139    $    7,883
                                                                                            ==========   ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
  Cash paid for mortgage and other interest.................................................$  17,528    $  22,555    $   29,281
                                                                                            ==========   ===========  ===========
NONCASH FINANCING ACTIVITIES:
  Forgiveness of obligations due to General Partner
     accounted for as a capital contribution................................................$      --    $   2,000    $       --
                                                                                            ==========   ===========  ===========






































   The accompanying notes are an integral part of these financial statements.

Notes to Financial Statements

Potomac Hotel Limited Partnership
December 31, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1.   THE PARTNERSHIP

Description of the Partnership

Potomac Hotel Limited Partnership (the "Partnership") was formed in Delaware on December 17, 1981, to acquire, develop, own, and operate up to 11 Hotels (the "Hotels"). On July 16, 1982, 1,800 limited partnership interests ("Units") were sold pursuant to a public offering at $10,000 per unit. The Partnership commenced operations on July 17, 1982. The Hotels are managed by Marriott International, Inc. ("MII") or a subsidiary of MII as part of the Marriott full-service Hotel system. The sole general partner of the Partnership is Host Marriott Corporation. On December 29, 1995, Host Marriott Corporation's operations were divided into two separate companies: Host Marriott Corporation ("Host Marriott" or the "General Partner") and Host Marriott Services Corporation.

The General Partner contributed five existing Hotels (including one undergoing substantial renovation), three Hotels under construction, and sites for three Hotels planned to be developed to the Partnership in exchange for $186,527,000 and a 1% General Partner interest. These funds were borrowed by the Partnership under a loan agreement (see Note 6). The Partnership completed the development and construction of its final Hotel during 1984. On January 31, 1986, the Partnership sold its 307-room Denver West Hotel to Host Marriott in accordance with provisions of the loan agreement and the partnership agreement. As discussed in Note 6, foreclosures on the Raleigh, Tampa, and Point Clear Hotels occurred in 1993 and 1994. In 1994, the Partnership repurchased the Raleigh and Tampa Hotels using proceeds from two loans advanced from a subsidiary of Host Marriott. On August 22, 1995, the Partnership sold the Dallas Hotel to a wholly-owned subsidiary of Host Marriott and used the proceeds to pay down the debt in connection with the restructuring of the Bank Loan, as described in Note
6. As of December 31, 1996, the Partnership owned and operated eight Hotels located in the following cities: Albuquerque, NM; Greensboro, NC; Houston, TX; Miami, FL; Raleigh, NC; Scottsdale, AZ; Seattle, WA; and Tampa, FL.

Partnership Allocations and Distributions

The partnership agreement provides for the distribution of cash and the allocation, for tax purposes, of operating income, gains and losses, and deductions and credits among the partners. Except for all cash proceeds attributable to the replacement of furniture, fixtures and equipment ("FF&E") as well as depreciation and interest on indebtedness (all of which are specially allocated to the General Partner by the partnership agreement), profits and losses are allocated between the partners as follows:

                                                 Profits        Losses
     Before 1994
          General Partner                          45%             1%
          Limited Partners                         55%            99%
     1994 and after
          General Partner                          25%             1%
          Limited Partners                         75%            99%

Any future distributions of cash will be made in the same percentage that profits and losses are allocated.

Gains (for financial statement purposes) from the sale or other disposition of Partnership property are allocated (i) first, to the partners with negative capital accounts in proportion to their capital investment balances and (ii) thereafter 25% to the General Partner and 75% to the limited partners. Therefore, the gain on debt extinguishment resulting from the foreclosure on the Raleigh, Tampa, and Point Clear Hotels has been allocated using this method for financial statement purposes. For tax purposes, allocations were based on the applicable Federal income tax regulations.

--------------------------------------------------------------------------------

NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership records are maintained on the accrual basis of accounting, and its fiscal year coincides with the calendar year.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Working Capital and Supplies

Pursuant to the terms of the Partnership's  management  agreements  discussed in
Note 8, the Partnership is required to provide the respective manager with working capital and supplies to meet the operating needs of the Hotels. The respective manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the manager. Upon the termination of the agreements, it is expected that the working capital and supplies will be converted into cash and returned to the Partnership or transferred to a subsequent owner or operator for consideration. As a result of these conditions, the individual components of working capital and supplies controlled by the respective manager are not reflected in the accompanying balance sheet.

Revenues and Expenses

Hotel Revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects Hotel operating results which flow to the Partnership as property owner and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance, and certain other costs, which are disclosed separately in the statement of operations.

Property and Equipment

Property and equipment is recorded at the cost incurred directly by the Partnership or at the cost incurred by the General Partner in the case of those assets contributed by the General Partner. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

          Buildings and improvements              40 years
          Leasehold improvements                  40 years
          Furniture and equipment               4-10 years

The Partnership assesses impairment of its real estate properties based on whether estimated undiscounted future cash flows from such properties will be less than their net book value. If a property is impaired, its basis is adjusted to fair market value.

--------------------------------------------------------------------------------

Deferred Financing Costs

Deferred financing costs consist of legal and accounting fees and other costs incurred in connection with obtaining Partnership financing. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the remaining life of the respective mortgage debt. As of December 31, 1996 and 1995, deferred financing costs totaled $1,256,000. Accumulated amortization of deferred financing costs as of December 31, 1996 and 1995 was $547,000 and $310,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements because the Partnership does not pay income taxes but, rather, allocates profits and losses to the individual partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss as reported in the Partnership's tax return. These differences are due primarily to the use for tax purposes of differing useful lives and accelerated depreciation methods, differing tax bases in contributed capital, and differing timings of the recognition of management fee expenses. As a result of these differences, the excess of the net liabilities reported on a tax basis over the net liabilities reported in the accompanying financial statements was $46 million as of December 31, 1996, and $54 million as of December 31, 1995.

New Statement of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

NOTE 3.   REVENUES

Hotel Revenues consist of the following Hotel operating results for the three years ended December 31 (in thousands):

                                                                                            1996            1995           1994
HOTEL SALES
   Rooms .............................................................................$     89,916     $   94,654     $   88,869
   Food and beverage..................................................................      42,111         46,605         46,373
   Other .............................................................................      11,315         11,977         12,693
                                                                                       ------------    -----------    -----------
                                                                                           143,342        153,236        147,935
                                                                                       ------------    -----------    -----------
HOTEL EXPENSES
   Departmental direct costs
      Rooms...........................................................................      22,619         23,443         22,812
      Food and beverage...............................................................      32,863         35,569         36,233
   Other Hotel operating expenses.....................................................      42,007         43,626         45,113
                                                                                       ------------    -----------    -----------
                                                                                            97,489        102,638        104,158
                                                                                       ------------    -----------    -----------
HOTEL REVENUES........................................................................$     45,853   $     50,598    $    43,777
                                                                                       ============    ===========    ===========

                                       38

--------------------------------------------------------------------------------

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                           1996           1995
Land.................................................................................................$     10,444    $    10,444
Building and improvements............................................................................      65,494         64,022
Leasehold improvements...............................................................................     125,955        124,543
Furniture and equipment..............................................................................      21,727         18,097
Construction in progress.............................................................................         972             --
                                                                                                       -----------    -----------
                                                                                                          224,592        217,106
Less accumulated depreciation........................................................................     (69,180)       (66,009)
                                                                                                       -----------    -----------
                                                                                                     $    155,412    $   151,097
                                                                                                       ===========    ===========

NOTE 5.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The estimated fair values of financial instruments not included in this table are estimated to be equal to their reported carrying amounts.

                                                                       As of December 31, 1996          As of December 31, 1995
                                                                                         Estimated                      Estimated
                                                                           Carrying        Fair          Carrying         Fair
                                                                            Amount         Value          Amount          Value
                                                                                (in thousands)                (in thousands)
Debt and Other Liabilities

Mortgage debt .....................................................$      179,837   $     177,695    $    186,000   $    182,199

Due to Host Marriott Corporation and affiliates....................$      124,370   $      47,403    $    122,243   $     46,854

Due to Marriott International, Inc. and affiliates.................$       17,515   $       2,086    $      9,435   $        758


The estimated fair value of mortgage debt is based on the expected future debt service payments, discounted at estimated market rates adjusted for the presence of debt service guarantees. "Due to Host Marriott Corporation and affiliates" and "Due to Marriott International, Inc. and affiliates" are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

--------------------------------------------------------------------------------

NOTE 6.   DEBT

Host Marriott Guaranty

The Partnership originally entered into a loan agreement dated January 14, 1982, (the "Original Loan") funding up to $348 million to finance the acquisition and development of the Hotels. In connection with the Original Loan, the General Partner agreed to advance up to $42.6 million to cover debt service shortfalls (the "Host Marriott Guaranty"). The General Partner advanced a total of $33.4 million under the Host Marriott Guaranty. The Partnership repaid $22.3 million and $5 million from the proceeds of the S&L Loan and the Bank Loan, respectively, as defined below. Therefore, as of December 31, 1996, $6.1 million plus accrued interest was outstanding related to the Host Marriott Guaranty.

Savings and Loan Association Loan

On February 28, 1985, the Partnership borrowed $103 million (the "S&L Loan") from a savings and loan association (the "S&L Lender") to refinance the loans on three of the Hotels located in Raleigh, North Carolina, Tampa, Florida, and Point Clear, Alabama (the "S&L Hotels") and to repay a portion of the Host Marriott Guaranty ($22.3 million). The S&L Loan, with an original maturity of March 1, 2000, bore interest at 2.75% over the monthly average rate on six-month Treasury Bills (subject to a 9% floor and a 16% ceiling). For the years 1989 through 1992, the S&L Lender, the manager, and the General Partner agreed to several modifications including (i) interest rate reductions, (ii) reductions in base management fees paid to the manager, (iii) increases in the debt service guarantee provided by Host Marriott (the "S&L Guaranty"), and (iv) Host Marriott's subordination of cash flow generated from the Host Marriott owned 66-room addition to the Raleigh Hotel.

During 1993, the Partnership defaulted on the S&L Loan and was unsuccessful in negotiating any further loan modifications. The General Partner and the S&L Lender agreed to a foreclosure, the principal features of which were as follows:
(i) the Partnership retained $2 million of net operating cash flow from the S&L Hotels, (ii) the Partnership took no action to contest the foreclosure proceedings with respect to the S&L Hotels, and (iii) the Partnership was granted a right of first refusal to reacquire the S&L Hotels in the event the S&L Lender subsequently offered them for sale. The $2 million was used by the Partnership to repay the General Partner for working capital advances. On December 17, 1993, the S&L Lender foreclosed on the Raleigh, North Carolina Hotel. The Partnership recorded an extraordinary gain of $17.1 million which represents the difference between the carrying value of the Raleigh Hotel mortgage debt canceled as a result of the foreclosure ($28.5 million) and the net book value of the Raleigh Hotel assets ($11.4 million). On February 4, 1994, and March 23, 1994, the lender foreclosed on the Tampa, Florida Hotel and the Point Clear, Alabama Hotel, respectively. The Partnership recorded an extraordinary gain of $47.2 million which represents the difference between the carrying value of the Tampa, and Point Clear Hotels mortgage debt canceled as a result of the foreclosures ($74.5 million) and the net book value of the Hotels' assets ($27.3 million).

Bank Loan

On December 22, 1987, the Partnership borrowed $245 million (the "Bank Loan") from The Mitsui Trust and Banking Company (the "Bank Lender") to repay the outstanding indebtedness on seven of its Hotels, a portion of the Host Marriott Guaranty ($5.0 million), and related transaction costs. The Bank Loan bore interest at an effective fixed rate of 10.37% and required monthly interest-only payments with the entire principal balance due at maturity.

The Bank Loan was secured by first priority liens on seven of the Hotels (the "Bank Hotels") and all related assets, including working capital and supplies advanced to the manager for each respective Hotel. The Bank Loan established a priority for distributions of cash from operations, prohibited the Partnership from creating any other liens on the Bank Hotels, and restricted the Partnership from incurring certain other indebtedness. The Bank Loan was non-recourse to the Partnership and its partners,

--------------------------------------------------------------------------------

but was supported by a $26 million Host Marriott guaranty (the "Bank Guaranty") and an equivalent MII "back-up" guaranty (to be funded only if Host Marriott did not fund its guaranty).

The Bank Loan matured on December 22, 1994, with a principal balance of $245 million due and was not repaid because the Partnership had insufficient funds to do so. On December 22, 1994, the Partnership entered into a forbearance agreement with the Bank Lender under which the Bank Lender agreed not to exercise its rights and remedies for nonpayment of the Bank Loan on the maturity date until February 24, 1995. The forbearance agreement was subsequently extended until August 22, 1995 to allow the Partnership time to solicit the consent of its limited partners regarding the sale of the Dallas Hotel to a subsidiary of the General Partner in connection with the restructuring of the Bank Loan. In exchange for the Bank Lender's agreement to forbear, the Partnership made monthly interest payments at the one-month LIBOR plus two percentage points (2.0%) for the period December 22, 1994 through June 21, 1995 and at the one-month LIBOR plus two-and-one-quarter percentage points (2.25%) for the period June 22, 1995 through August 21, 1995.

Restructured Bank Loan

On August 22, 1995, the General Partner and the Bank Lender successfully completed the restructuring and extension of the Bank Loan. The principal terms of the restructured Bank Loan are as follows: (i) the General Partner advanced $10 million under the Bank Guaranty, which was used to pay down principal on the Bank Loan; advances under the Bank Guaranty bear interest at an annual rate equal to the prime rate, as announced by Bankers Trust Company; (ii) the Partnership used $44 million of proceeds from the sale of the Dallas Hotel to pay down principal on the Bank Loan; (iii) the maturity of the Bank Loan extends to December 22, 1997, with two additional one-year extensions if certain debt service coverage tests are met; (iv) semi-annual payments of interest on the restructured loan amount at the six-month LIBOR plus 1.5 percentage points and annual payments of principal in the amount of $5 million during the first three years of the restructured loan and $6 million during any extension period; (v) the General Partner's liability under the Bank Guaranty remains at $26 million (subject to a credit for the advance of $10 million described in (i) above);
(vi) MII continued its "back-up" guaranty ( the "MII Back-up Guaranty"), under which MII agrees to advance any amounts not advanced by Host Marriott under the Bank Guaranty; (vii) Host Marriott (but not MII) agreed to an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service (advances in respect to interest will be made first under the Interest Guaranty then under the Bank Guaranty or the MII Back-up Guaranty); (viii) the Interest Guaranty will be reduced each year by $4 million less any Interest Guaranty advances as of the date such reduction is to occur, and the Interest Guaranty will be increased by $4 million for each extension period, if applicable; the remaining liability under the Bank Guaranty and the MII Back-up Guaranty in any event must at least be equal to the scheduled amortization payments due during the extension period; (ix) all Partnership cash relating to the Bank Hotels (including the Bank Hotels Property Improvement Fund, as defined, and the subordinated base management fees) collateralize the Bank Loan;
(x) the Bank Lender was paid a fee of $573,000 for the successful restructuring of the Bank Loan; and (xi) the Bank Lender required MII to terminate the management agreement related to the Bank Hotels (the "MII Management Agreement") and to forgive the deferred balances of base and incentive management fees outstanding as of December 31, 1994; the Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees. In addition, the Bank Lender required a portion of the base management fee equal to 1% of gross Bank Hotels' sales and a portion of the FF&E Reserve contribution equal to 1% of gross Bank Hotels' sales to be subordinate to the payment of debt service. Based on current debt service coverage tests, the Partnership expects to be able to exercise the first one-year extension of the loan upon its maturity on December 22, 1997.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, from the Bank Hotels and the subordinated portion of the base management fee, equal to 1% of gross Bank Hotels' sales in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal and (ii) 50% to pay interest and principal on advances under the Bank Guaranty, until the unadvanced portion of the Bank Guaranty is replenished to a balance of $20.0 million. Thereafter, excess cash in the

--------------------------------------------------------------------------------

collateral account is applied as follows:  (i) 50% to repay Bank Loan principal,
(ii) 25% to pay deferred base management fees to MII, and (iii) 25% to pay interest and principal on advances under the Bank Guaranty.

As of December 31, 1996 and 1995, the balance of the Bank Loan was $179.8 million and $186 million, respectively. As of December 31, 1996 and 1995, $10.0 million and $10.3 million including accrued interest, respectively, was outstanding pursuant to the Bank Guaranty. On February 24, 1997, in accordance with the cash flow priorities as described in the preceding paragraph, the Partnership repaid $2.2 million to Host Marriott on the Bank Guaranty and $2.2 million in principal on the Bank Loan using amounts in the cash collateral account included in restricted cash on the accompanying balance sheet.
Therefore, as of February 24, 1997, the balance on the Bank Loan was $177.6 million and $19.4 million was available under the Bank Guaranty. The weighted average interest rate for the Bank Loan was 7.26% for 1996 and 7.89% for 1995. At December 31, 1996, the interest rate on the Bank Loan was 7.41%. The weighted average interest rate for the Bank Guaranty was 8.27% for 1996 and 8.85% for 1995. At December 31, 1996, the interest rate on the Bank Guaranty was 8.25%.

No amounts were advanced under the Interest Guaranty during 1996 or 1995. Additionally in early 1997, in accordance with the terms of the Interest Guaranty, the amount available was reduced from $8 million to $4 million.

Raleigh and Tampa Loans

The Partnership exercised its rights of first refusal given in connection with the foreclosure of the S&L Hotels and repurchased the Raleigh Hotel and the Tampa Hotel on May 20, 1994, and July 11, 1994, respectively, with funding provided by non-recourse loans to the Partnership from a wholly-owned subsidiary of Host Marriott.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. Cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A and (iii) interest on Raleigh Note B. All remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1996 and 1995, the Raleigh Note A principal balance was $13.5 million and $13.7 million, respectively, and the Raleigh Note B principal balance was $4.8 million and $5.4 million, respectively.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. All cash flow from the Tampa Hotel is used to pay debt service in the following order of priority: (i) interest on Tampa Note A, (ii) principal on Tampa Note A and (iii) interest on Tampa Note B. All remaining cash flow is used to pay principal on Tampa Note B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1996 and 1995, the Tampa Note A principal balance was $9.7 million and $9.8 million, respectively, and the Tampa Note B principal balance was $6.1 million and $6.2 million, respectively.

Each of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

--------------------------------------------------------------------------------

As of December 31, 1996, required principal payments related to the Raleigh and Tampa Loans are as follows (in thousands):

                    Year           Mortgage Debt
                    1997           $ 292
                    1998             322
                    1999             356
                    2000             393
                    2001             432
                    Thereafter       33,000
                                   --------
                                   $ 34,795
                                   ========

Furniture, Fixtures and Equipment Loans

Prior to December 22, 1994, the Bank Loan and MII Management Agreement, as described in Note 8, required the Partnership to deposit funds in an escrow account (based on a percentage, ranging from 1% to 5%, of sales from the Bank Hotels, depending on the length of time the applicable Hotel had been open) to be used to replace FF&E at the Bank Hotels. Prior to 1995, the Bank Loan required the General Partner to fund up to $30 million of these reserves, if necessary (the "FF&E Guaranty"). The MII Management Agreement contained a similar reserve requirement for the S&L Hotels.

Prior to 1991, a third party bank provided funding (the "FF&E Loans") for both the Bank Hotels' and the S&L Hotels' FF&E replacement and reserve requirements. During 1994, the Partnership repaid in full the third party FF&E Loans with amounts received from MII through a voluntary prepayment under the FF&E Lease, as described in Note 8. The weighted average interest rate was 7.65% for January 1, 1994 through September 25, 1994.

Host Marriott advanced funds (the "Host FF&E Loans") for the Bank Hotels from 1991 through 1994 pursuant to the FF&E Guaranty and also provided loans for the purchase of FF&E at the S&L Hotels for 1991 and 1992. The Host FF&E Loans bear interest at the prime rate and are to be repaid in annual installments over six years. As of December 31, 1996 and 1995, $5.2 million was outstanding to Host Marriott for the Host FF&E Loans. The weighted average interest rate was 8.27% for 1996, 8.85% for 1995 and 7.14% for 1994. At December 31, 1996, the interest rate was 8.25%.

As of December 31, 1996, required principal payments related to the Host FF&E Loans are as follows (in thousands):

                    Year           Amount
                    1997           $ 4,000
                    1998               900
                    1999               300
                                   -------
                                   $ 5,200
                                   =======

On January 3, 1997, the Partnership repaid $2.3 million of principal to Host Marriott on the Host FF&E Loans. Therefore, as of January 3, 1997, the balance on the Host FF&E Loans was $2.9 million.

These loans are non-recourse to the Partnership and its partners and are secured by payments from MII under the FF&E Lease as described in Note 8. Interest expense on these loans is offset by lease payments received under the MII FF&E Lease agreements. As of December 31, 1996 and 1995, MII owed $2.9 million and $5.2 million, respectively, including related interest costs to the Partnership pursuant to these agreements, with the final installment due December 31, 1999.

--------------------------------------------------------------------------------

Beginning in 1995, the Bank Hotels FF&E funding requirements are being met through an FF&E Reserve for the combined Bank Hotels. Since its acquisition date in 1994, the FF&E funding requirements for the Tampa Hotel have been met through the establishment of a repairs and equipment reserve for the Hotel. However, the Raleigh Hotel required additional funds, as described below. See Note 8 for further details on the repairs and equipment reserves.

Raleigh Hotel Furniture, Fixtures and Equipment Loans

In 1995, Host Marriott and Marriott Hotel Services, Inc. ("MHSI"), a subsidiary of MII, each provided an unsecured loan to the Partnership in the amount of $350,000 ("Raleigh $350,000 FF&E Loans") to fund costs of a softgoods rooms renovation at the Raleigh Hotel in excess of amounts available in the Hotel's FF&E Reserve. Each Raleigh $350,000 FF&E Loan was fully advanced to the Partnership by January 24, 1995. The Raleigh $350,000 FF&E Loans bear interest at the prime rate. Payments on the loans are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $350,000 FF&E Loans will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2005. Interest accrued in 1995 was added to the principal balance of each of the loans. As of December 31, 1996 and 1995, $342,000 and $380,000, respectively, was due on each of the Raleigh $350,000 FF&E Loans. The weighted average interest rate was 8.27% for 1996 and 8.85% for 1995. At December 31, 1996, the interest rate was 8.25%.

In 1996, Host Marriott provided another unsecured loan to the Partnership in the amount of $700,000 ("Raleigh $700,000 FF&E Loan") to fund costs of a casegoods rooms renovation at the Raleigh Hotel in excess of the amounts available in the Raleigh Hotel's FF&E Reserve. The Raleigh $700,000 FF&E Loan was fully advanced to the Partnership by December 9, 1996. The Raleigh $700,000 FF&E Loan bears interest at the prime rate plus 0.5%. Payments on the loan are made each accounting period from a portion of the FF&E Reserve contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $700,000 FF&E Loan will be due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2003. As of December 31, 1996, $658,000 was due on the Raleigh $700,000 FF&E Loan. The weighted average interest rate was 8.75% for 1996. At December 31, 1996, the interest rate was 8.75%.

Other Loans

As of December 31, 1996, the Partnership owed Host Marriott $83.9 million (excluding the Raleigh and Tampa loans and related accrued interest) including accrued interest, as follows: (i) $59.2 million related to the original Host Marriott Guaranty and the S&L Guaranty, as defined in Note 6; (ii) $10.0 million related to the Bank Guaranty; (iii) $5.0 million related to working capital advances; (iv) $8.2 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.5 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition. All of the above-mentioned advances bear interest at the prime rate as announced by Bankers Trust Company with a weighted average interest rate of 8.27% for 1996, 8.85% for 1995 and 7.14% for 1994. At December 31, 1996, the interest rate was 8.25%.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees, which is outstanding upon dissolution of the Partnership must be repaid before any cash distributions to the General or Limited Partners.

--------------------------------------------------------------------------------

NOTE 7.   LEASES

The Partnership's five ground leases have lease terms expiring in 2006 (Tampa), 2008 (Greensboro and Miami), 2009 (Houston) and 2032 (Albuquerque) and contain one or more renewal options that would allow the Partnership to extend the leases 15 to 50 additional years. The leases generally provide for minimum base rent and additional ground rentals to be paid as a percentage of sales in excess of minimum rentals. Total ground rental expense for the three years ended December 31 consisted of (in thousands):
                                       1996      1995       1994
Minimum rentals......................$ 1,548   $ 1,548    $ 1,511
Additional rentals based on sales...     706       664        585
                                     -------   -------    -------
                                     $ 2,254   $ 2,212    $ 2,096
                                     =======   =======    =======

Minimum future rentals for the five Hotels operating under noncancelable leases for real estate for future years (exclusive of percentage rent) are as follows (in thousands):

                 Year                                Leases

                 1997                              $    1,548
                 1998                                   1,548
                 1999                                   1,548
                 2000                                   1,548
                 2001                                   1,548
              Thereafter                               14,764
                                                   ----------
     Total minimum lease payments                  $   22,504
                                                   ==========


NOTE 8.   MANAGEMENT AGREEMENTS

MII Management Agreement

On July 16, 1982, the Partnership entered into a management agreement with MII (the "MII Management Agreement") to manage and operate the Hotels for a term of 25 years from the opening of each Hotel with renewal terms, at the option of MII, of up to an additional 50 years. The MII Management Agreement provided for payment of base management fees equal to a percentage of sales ranging from 7% to 8% depending on the length of time the Hotel was open and incentive management fees equal to a percentage of Hotel operating profits (as defined) ranging from 20% to 90% depending on the level of returns from operating profit paid to the Partnership. In connection with obtaining the Bank Loan, the MII Management Agreement was amended on December 22, 1987, with respect to the Bank Hotels to provide for the payment of base management fees only after payment of debt service on the Bank Loan. If funds available after debt service were insufficient to pay all base management fees related to the Bank Hotels, the fees were deferred without interest and payable in future years. The Partnership and the S&L Lender also modified the MII Management Agreement with respect to the S&L Hotels, providing for reductions in the base management fees for 1989 through 1993. As of December 31, 1994, the balance of deferred base management fees was $47.5 million. Payment of the incentive management fees was dependent upon the availability of cash flow after debt service, and incentive management fees were payable only after repayment of certain debt service guarantee advances and certain priority returns to the Partnership expressed as a percentage of limited partner invested equity. Through December 31, 1994, no incentive management fees had been paid since inception. As of December 31, 1994, deferred incentive management fees were $98.8 million. In connection with the Bank Loan restructuring in 1995, the MII Management Agreement was terminated and the deferred balances of base and incentive management fees outstanding as of December 31, 1994 were forgiven. The Partnership

--------------------------------------------------------------------------------

recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees.

Until the termination of the MII Management Agreement, MII entered into leases from the Partnership for all FF&E replacements for terms of up to six years. Lease payments represent an amount approximately equal to the principal amortization, interest, and fees associated with indebtedness incurred by the Partnership to finance the replacements and any sales and use taxes, personal property taxes, insurance premiums, and additional costs incurred by the Partnership in connection with the acquisition and use of such replacements. As of December 31, 1996 and 1995, MII was obligated to pay $5.2 million to the Partnership during the term of these agreements.

Bank Hotels Management Agreement

Effective December 31, 1994, in connection with the Bank Loan restructuring, the Partnership entered into a management agreement (the "Bank Hotels Management
Agreement") with MII. The agreement provides for an initial term of 25 years from the opening date, as specified in the agreement, of each Hotel with renewal terms at the option of MII of up to an additional 50 years. The Bank Hotels Management Agreement provides MII with a base management fee of 3% of gross Bank Hotels' sales. In accordance with the restructured Bank Loan, a portion of the base management fee equal to 1% of gross Bank Hotels' sales (the "Subordinated Base Management Fee") is subordinate to the payment of debt service on the Bank Loan and repayment of certain advances under the Bank Guaranty. As a result, the Subordinated Base Management Fee is set aside in a cash collateral account to be made available for the payment of debt service on the Bank Loan; repay the Bank Guaranty; and depending on the balance of the Bank Guaranty, pay deferred base management fees. Any unpaid base management fees are deferred without interest and are payable in future years. As of December 31, 1996 and 1995, deferred base management fees were $2.4 million and $1.3 million, respectively.

The Manager will continue to earn incentive management fees equal to 20% of Hotel operating profit (as defined, calculated before debt service on the Bank
Loan) and additional incentive fees, after certain returns to the Partnership, ranging from 10% to 70% of Hotel operating profits depending on the level of returns achieved by the Partnership. Payment of incentive management fees will continue to be fully subordinated to the payment of debt service and to the replenishment of all guaranties. As of December 31, 1996 and 1995, deferred incentive fees were $14.8 million and $8.1 million, respectively.

The Bank Hotels Management Agreement also requires the Partnership to maintain a repairs and equipment reserve (the "Bank Hotels Property Improvement Fund") to ensure that the physical condition and product quality of the Bank Hotels are maintained. Contributions to the Bank Hotels Property Improvement Fund are equal to 5% of gross Bank Hotels' sales.

On February 24, 1995, the Partnership, the Bank Lender, and MII entered into a cash collateral agreement with terms effective January 1, 1995, whereby all Partnership cash relating to the Bank Hotels (including the Bank Hotels Property Improvement Fund and the Subordinated Base Management fees) was pledged as collateral for the Bank Loan. Pursuant to the cash collateral agreement, a portion of the Bank Hotels Property Improvement Fund contribution equal to 4% of gross Bank Hotels' sales is to be deposited into an escrow account for the furniture, fixtures and equipment needs of the Bank Hotels. This escrow balance as of December 31, 1996 and 1995, was $2.4 million and $2.3 million, respectively. The remaining portion of the Bank Hotels Property Improvement Fund contribution equal to 1% of gross Bank Hotels' sales is to be deposited into a restricted cash account which is subordinated to the payment of current debt service on the Bank Loan. Any balance in the restricted cash account at the end of each year, after payment of debt service, will be released from any restrictions. As of December 31, 1996 and 1995, the balance in the restricted cash account was $1.1 million and $1.3 million, respectively. The balance in the fund was not required for 1996 and 1995 debt service and was transferred to the Bank Hotels Property Improvement Fund in early 1997 and 1996, respectively.

--------------------------------------------------------------------------------

Raleigh and Tampa Management Agreements

Upon the Partnership's reacquisition of the Raleigh and Tampa Hotels, the Partnership entered into new management agreements (the "MHSI Agreements") with MHSI for each of the Hotels. These agreements provide for payments to MHSI as follows: (i) a base management fee equal to 3% of gross Hotel sales and (ii) an incentive management fee equal to 20% of operating profit, as defined. The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI may renew each agreement at its option, for up to two successive eight-year terms. The Partnership may terminate the Raleigh or Tampa management agreement after June 18, 1999, and July 16, 1999, respectively, if specified minimum operating results for each Hotel are not achieved. However, MHSI can prevent termination by waiving its base management fee with respect to each Hotel for a two-year period.

The MHSI Agreements provide for a priority return to the Partnership equal to 10.75% of the owner's investment, plus ground rent in the case of the Tampa Hotel. As of December 31, 1996, the Raleigh and Tampa owner's investment was $19,460,000 and $16,430,000, respectively. The MHSI Agreement for Raleigh provides for a portion of the base management fee payable to MHSI equal to 1% of gross Hotel sales to be subordinated to the first 10% of the 10.75% priority return for five years from the effective date of the Raleigh agreement. Any unpaid base fees will accrue and are payable from any excess operating profit; however, any deferred base fees remaining on June 18, 1999, will be waived. As of December 31, 1996 and 1995, no base management fees were deferred under the Raleigh management agreement.

Incentive management fees are payable from 40% of available cash flow, as defined. Any unpaid incentive management fees for Raleigh and Tampa on an annual basis will be waived. In 1996, incentive management fees paid for Raleigh and Tampa were $574,000 and $315,000, respectively. In 1995, incentive management fees paid for Raleigh and Tampa were $327,000 and $162,000, respectively.

Each MHSI Agreement provides for the establishment of a repairs and equipment reserve ("Property Improvement Fund") for each Hotel. Contributions to the Property Improvement Fund are in the amount of 5% of gross Hotel sales from each Hotel. However, effective in August 1996, MHSI and the Partnership agreed to increase the contribution from 5% to 7% for the Raleigh Hotel until an additional $300,000 is deposited to cover the cost of certain renovations. It is expected that this increase will be in effect for approximately one year. In addition, a portion of the 7% contribution for the Raleigh Hotel equal to 2% of gross Hotel sales is used to pay interest and principal on the Raleigh $350,000 FF&E Loans and the Raleigh $700,000 FF&E Loan. As of December 31, 1996, the balances of the Raleigh and Tampa Property Improvement Funds were $678,000 and $67,000, respectively. As of December 31, 1995, the balances of the Raleigh and Tampa Property Improvement Funds were $591,000 and $172,000, respectively.

General

Pursuant to the terms of the MII  Management  Agreement  (prior to December  31,
1994), the Bank Hotels Management Agreement, and the MHSI Agreements, MII (for the Bank Hotels) and MHSI (for Raleigh and Tampa) are required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all Hotels in the Marriott full-service Hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services, as needed, which may be performed more efficiently on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service Hotels managed, owned, or leased by MII or its subsidiaries. In addition, the Hotels also participate in MII's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all Hotels in the Marriott full-service Hotel system based on the HGA sales at each Hotel. The total amount of Chain Services and HGA costs charged to the Partnership was $7.1 million in 1996, $7.6 million in 1995, and $7.0 million in 1994.

--------------------------------------------------------------------------------

Pursuant to the terms of the management agreements, the Partnership is required to provide the manager with working capital and supplies to meet the operating needs of the Hotels. In 1994, in connection with the foreclosures of the Raleigh Hotel, Tampa Hotel, and Point Clear Hotel, the write-off of the Partnership's working capital and supplies for Raleigh, Tampa, and Point Clear was included in the gain realized on foreclosure. In 1995, in conjunction with the sale of the Dallas Hotel, $946,000 was reimbursed by the Dallas Hotel to the Partnership. These funds were used to pay interest and principal on working capital advances from Host Marriott. Additionally during 1995, MII returned $400,000 in working capital to the Partnership. During 1996, the Partnership advanced $262,000 to MII for working capital. Therefore, as of December 31, 1996 and 1995, $5.3 million and $5.1 million, respectively, has been advanced to the managers for working capital and supplies for all the Hotels.


NOTE 9.      RELATED PARTY TRANSACTIONS

A 66-guest room addition to the Raleigh Hotel was completed and opened on July 18, 1987. The $3.4 million addition was operated as part of the Hotel but was owned by Host Marriott. Host Marriott subordinated its receipt of cash flow generated from the Host Marriott-owned Raleigh addition (the "Addition Deferral") to the payment of debt service on the S&L Loan for the years 1991 through 1993 . The Addition Deferral bears interest at the prime rate. The weighted average interest rate was 8.27% for 1996, 8.85% for 1995, and 7.14% for 1994. The balance of the Addition Deferral including accrued interest at December 31, 1996 and 1995, was $1.5 and $1.4 million, respectively. Except for the balance of $1.5 million, the Partnership's rights and obligations under the Addition Deferral arrangement terminated with the Raleigh Hotel foreclosure. Additionally, the 66-room addition was purchased by the Partnership when the Raleigh Hotel was repurchased during 1994.

On June 28, 1995, the Partnership assigned its right of first refusal to purchase the Point Clear Hotel to a subsidiary of Host Marriott, which subsequently purchased the Hotel. In exchange, Host Marriott agreed to forgive $2 million of accrued interest on certain advances to the Partnership, which has been accounted for as a capital contribution by the General Partner in the accompanying balance sheet as of December 31, 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Host Marriott, the General Partner, who are listed below:

                                                                                                                  Age at
Name                                Current Position                                                              December 31, 1996
Terence C. Golden                   President, Chief Executive Officer and Director                               52
Richard E. Marriott*                Chairman of the Board of Directors                                            58
R. Theodore Ammon                   Director                                                                      47
Robert M. Baylis                    Director                                                                      58
J. W. Marriott, Jr.*                Director                                                                      65
Ann Dore McLaughlin                 Director                                                                      55
Harry L. Vincent, Jr.               Director                                                                      77
Robert E. Parsons, Jr.              Executive Vice President and Chief Financial Officer                          41
Christopher J. Nassetta             Executive Vice President                                                      34
Christopher G. Townsend             Senior Vice President and General Counsel                                     49
Bruce D. Wardinski                  Senior Vice President and Treasurer                                           36
Donald D. Olinger                   Senior Vice President and Corporate Controller                                38


*J. W. Marriott, Jr. and Richard E. Marriott are brothers.

Business Experience

Terence C. Golden is the President and Chief Executive Officer of Host Marriott and serves as a Director of certain subsidiaries of Host Marriott. He also serves as Chairman of Bailey Realty Corporation and Bailey Capital Corporation and various affiliated companies. In addition, Mr. Golden is a Director of Prime Retail, Inc., Cousins Properties, Inc. and the District of Columbia early Childhood Collaborative. He is also a member of the Executive Committee of the Federal City Council. Prior to joining Host Marriott, Mr. Golden served as Chief Financial Officer of the Oliver Carr Company. Prior to joining the Oliver Carr Company, he served as Administrator of the General Services Administration and as Assistant Secretary of Treasury, and he was co-founder and national managing partner of Trammel Crow Residential Companies. Mr. Golden's term as a Director of Host Marriott expires at the 1997 annual meeting of shareholders.

Richard E. Marriott is a Director of Marriott International, Inc., Host Marriott Services Corporation and Potomac Electric Power Company, and he is Chairman of the Board of First Media Corporation. He also serves as a Director of certain subsidiaries of Host Marriott and is a past President of the National Restaurant Association. Mr. Marriott is also the President and a Trustee of the Marriott Foundation for People with Disabilities. In 1979, Mr. Marriott was elected to the Board of Directors of Host Marriott. In 1984, he was elected Executive Vice President of Host Marriott, and in 1986, he was elected Vice Chairman of the Board of Directors of Host Marriott. In 1993, Mr. Marriott was elected Chairman of the Board of Host Marriott. Mr. Marriott also has been responsible for management of Host Marriott's government affairs functions. Mr. Marriott's term as a Director of Host Marriott expires at the 1998 annual meeting of shareholders.
                                       49

R. Theodore Ammon is a private investor and Chairman and Chief Executive Officer of Big Flower Press Holdings Inc. and Chairman of Treasure Chest Advertising Company, Inc. He was formerly a general partner of Kohlberg Kravis Roberts & Company (a New York and San Francisco-based investment firm). He also serves on the Boards of Directors of Samsonite Corporation, Foodbrands America, Inc. and Culligan Water Technologies, Inc. In addition, Mr. Ammon is a member of the Boards of Directors of the New York YMCA, Jazz at Lincoln Center and the Institute of International Education, and of the Board of Trustees of Bucknell University. Mr. Ammon's term as a Director of Host Marriott expires at the 1998 annual meeting of shareholders.

Robert M. Baylis is a Director of The International Forum, an executive education program of the Wharton School of the University of Pennsylvania. He was formerly Vice Chairman of CS First Boston. Mr. Baylis also serves as a Director of New York Life Insurance Company, Covance, Inc., Gryphon Holdings, Inc., and Home State Holdings, Inc. Mr. Baylis' term as a Director of Host Marriott expires at the 1997 annual meeting of stockholders.

J.W. Marriott, Jr. is Chairman of the Board and Chief Executive Officer of Marriott International, Inc., and a Director of Host Marriott Services Corporation, General Motors Corporation, Outboard Marine Corporation, and the U.S.-Russia Business Council. He also serves on the Boards of Trustees of the Mayo Foundation, Georgetown University and the National Geographic Society. He is on the President's Advisory Committee of the American Red Cross and the Executive Committee of the World Travel and Tourism Council. Mr. Marriott's term as a Director of Host Marriott expires at the 1999 annual meeting of shareholders.

Ann Dore McLaughlin is Chairman of the Aspen Institute. She formerly served as President of the Federal City Council from 1990 until 1995. Ms. McLaughlin has served with distinction in several U.S. Administrations in such positions as Secretary of Labor and Under Secretary of the Department of the Interior. She also serves as a Director of AMR Corporation, Fannie Mae, General Motors Corporation, Kellogg Company, Nordstrom, Potomac Electric Power Company, Union Camp Corporation, Donna Karan International, Inc., Vulcan Materials Company, Harman International Industries, Inc. and Sedgwick Group Plc. Additionally, Ms. McLaughlin serves as a member of the governing boards of a number of civic, non-profit organizations, including the Public Agenda Foundation and the Conservation Fund. She is also on the Board of Overseers for the Wharton School of the University of Pennsylvania. Ms. McLaughlin's term as Director of Host Marriott expires at the 1997 annual meeting of shareholders.

Harry L. Vincent, Jr. is a retired Vice Chairman of Booz-Allen & Hamilton, Inc. He also served as a Director of Signet Banking Corporation from 1973 until 1989. Mr. Vincent's term as Director of Host Marriott expires at the 1999 annual meeting of shareholders.

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in 1995, he was elected Executive Vice President and Chief Financial Officer of Host Marriott.

Christopher J. Nassetta joined Host Marriott in October 1995 as Executive Vice President. Prior to joining Host Marriott, Mr. Nassetta served as President of Bailey Realty Corporation from 1991 until 1995. He had previously served as Chief Development Officer and in various other positions with The Oliver Carr Company from 1984 through 1991.

Christopher G. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott, and in 1986, he was made Assistant General Counsel. In 1993, Mr. Townsend was elected Senior Vice President, Corporate Secretary and Deputy General Counsel. In January 1997, he was elected General Counsel.

Bruce Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis and was named Manager in June 1988. He was appointed Director of Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President of Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. Prior to joining Host Marriott, Mr. Wardinski was with the public accounting firm of Price Waterhouse.

Donald  D.  Olinger  joined  Host  Marriott  in 1993 as  Director  of  Corporate
Accounting. Later in 1993, Mr. Olinger was promoted to Senior Director and Assistant Controller of Host Marriott. He was promoted to Vice President of Corporate Accounting in 1995. In 1996, he was elected Senior Vice President and Corporate Controller. Prior to joining Host Marriott, Mr. Olinger was with the public accounting firm of Deloitte & Touche.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead but without a profit to the General Partner. For the fiscal years ending December 31, 1996, 1995 and 1994, the Partnership reimbursed the General Partner in the amount of $218,000, $88,000 and $141,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions" on page of this document.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units.

The officers and directors of the General Partner, as a group, own the following
Units:

                                Amount and Nature of
       Title of Class           Beneficial Ownership            Percent of Class
Limited Partnership Units             114 Units                         6%

The officers and directors of MII, as a group, own the following Units:

                                 Amount and Nature of
       Title of Class            Beneficial Ownership           Percent of Class
Limited Partnership Units        118.11 Units                           7%

There are 113 Units owned by individuals who are directors of both the General Partner and MII. These 113 Units are included in each of the ownership tables of the General Partner and MII.

The Partnership is not aware of any arrangement which may result at a subsequent date in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

As described below, the Partnership is a party to several important ongoing agreements with MII or its affiliates pursuant to which the Hotels are managed by MII or affiliates.

Bank Hotels Management Agreement

Effective December 31, 1994, in connection with the Bank Loan restructuring, the Partnership entered into a management agreement (the "Bank Hotels Management
Agreement") with MII. The agreement provides for an initial term of 25 years from the opening date, as specified in the agreement, of each Hotel with renewal terms at the option of MII of up to an additional 50 years. The Bank Hotels Management Agreement provides MII with a base management fee of 3% of gross Bank Hotels' sales. In accordance with the restructured Bank Loan, a portion of the base management fee equal to 1% of gross Bank Hotels' sales (the "Subordinated Base Management Fee") is subordinate to the payment of debt service on the Bank Loan and repayment of certain advances under the Bank Guaranty. As a result, the Subordinated Base Management Fee is set aside in a cash collateral account to be made available for the payment of debt service on the Bank Loan; repay the Bank Guaranty; and depending on the balance of the Bank Guaranty, pay deferred base management fees. Any unpaid base management fees are deferred without interest and are payable in future years. As of December 31, 1996 and 1995, deferred base management fees were $2.4 million and $1.3 million, respectively.

The Manager will continue to earn incentive management fees equal to 20% of Hotel operating profit (as defined, calculated before debt service on the Bank
Loan) and additional incentive fees, after certain returns to the Partnership, ranging from 10% to 70% of Hotel operating profits depending on the level of returns achieved by the Partnership. Payment of incentive management fees will continue to be fully subordinated to the payment of debt service and to the replenishment of all guaranties. As of December 31, 1996 and 1995, deferred incentive fees were $14.8 million and $8.1 million, respectively.

The Bank Hotels Management Agreement also requires the Partnership to maintain a repairs and equipment reserve (the "Bank Hotels Property Improvement Fund") to ensure that the physical condition and product quality of the Bank Hotels are maintained. Contributions to the Bank Hotels Property Improvement Fund are equal to 5% of gross Bank Hotels' sales.

On February 24, 1995, the Partnership, the Bank Lender, and MII entered into a cash collateral agreement with terms effective January 1, 1995, whereby all Partnership cash relating to the Bank Hotels (including the Bank Hotels Property Improvement Fund and the Subordinated Base Management fees) was pledged as collateral for the Bank Loan. Pursuant to the cash collateral agreement, a portion of the Bank Hotels Property Improvement Fund contribution equal to 4% of gross Bank Hotels' sales is to be deposited into an escrow account for the furniture, fixtures and equipment needs of the Bank Hotels. This escrow balance as of December 31, 1996 and 1995, was $2.4 million and $2.3 million, respectively. The remaining portion of the Bank Hotels Property Improvement Fund contribution equal to 1% of gross Bank Hotels' sales is to be deposited into a restricted cash account which is subordinated to the payment of current debt service on the Bank Loan. Any balance in the restricted cash account at the end of each year, after payment of debt service, will be released from any restrictions. As of December 31, 1996 and 1995, the balance in the restricted cash account was $1.1 million and $1.3 million, respectively. The balance in the fund was not required for 1996 and 1995 debt service and was transferred to the Bank Hotels Property Improvement Fund in early 1997 and 1996, respectively.

Raleigh and Tampa Management Agreements

Upon the Partnership's reacquisition of the Raleigh and Tampa Hotels, the Partnership entered into new management agreements (the "MHSI Agreements") with MHSI for each of the Hotels. These agreements provide for payments to MHSI as follows: (i) a base management fee equal to 3% of gross Hotel sales and (ii) an incentive management fee equal to 20% of operating profit, as defined. The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI may renew each agreement at its option, for up to two successive eight-year terms. The Partnership may terminate the Raleigh or Tampa management agreement after June 18, 1999, and July 16, 1999, respectively, if specified minimum operating results for each Hotel are not achieved. However, MHSI can prevent termination by waiving its base management fee with respect to each Hotel for a two-year period.

The MHSI Agreements provide for a priority return to the Partnership equal to 10.75% of the owner's investment, plus ground rent in the case of the Tampa Hotel. As of December 31, 1996, the Raleigh and Tampa owner's investment was $19,460,000 and $16,430,000, respectively. The MHSI Agreement for Raleigh provides for a portion of the base management fee payable to MHSI equal to 1% of gross Hotel sales to be subordinated to the first 10% of the 10.75% priority return for five years from the effective date of the Raleigh agreement. Any unpaid base fees will accrue and are payable from any excess operating profit; however, any deferred base fees remaining on June 18, 1999, will be waived. As of December 31, 1996 and 1995, no base management fees were deferred under the Raleigh management agreement.

Incentive management fees are payable from 40% of available cash flow, as defined. Any unpaid incentive management fees for Raleigh and Tampa on an annual basis will be waived. In 1996, incentive management fees paid for Raleigh and Tampa were $574,000 and $315,000, respectively. In 1995, incentive management fees paid for Raleigh and Tampa were $327,000 and $162,000, respectively.

Each MHSI Agreement provides for the establishment of a repairs and equipment reserve ("Property Improvement Fund") for each Hotel. Contributions to the Property Improvement Fund are in the amount of 5% of gross Hotel sales from each Hotel. However, effective in August 1996, MHSI and the Partnership agreed to increase the contribution from 5% to 7% for the Raleigh Hotel until an additional $300,000 is deposited to cover the cost of certain renovations. It is expected that this increase will be in effect for approximately one year. In addition, a portion of the 5% contribution for the Raleigh Hotel equal to 2% of gross Hotel sales is used to pay interest and principal on the Raleigh $350,000 FF&E Loans and the Raleigh $700,000 FF&E Loan. As of December 31, 1996, the balances of the Raleigh and Tampa Property Improvement Funds were $678,000 and $67,000, respectively. As of December 31, 1995, the balances of the Raleigh and Tampa Property Improvement Funds were $591,000 and $172,000, respectively.

General

Pursuant to the terms of the MII  Management  Agreement  (prior to December  31,
1994), the Bank Hotels Management Agreement, and the MHSI Agreements, MII (for the Bank Hotels) and MHSI (for Raleigh and Tampa) are required to furnish the Hotels with certain services ("Chain Services") which are generally provided on a central or regional basis to all Hotels in the Marriott full-service Hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services, as needed, which may be performed more efficiently on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic full-service Hotels managed, owned, or leased by MII or its subsidiaries. In addition, the Hotels also participate in MII's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all Hotels in the Marriott full-service Hotel system based on the HGA sales at each Hotel. The total amount of Chain Services and HGA costs charged to the Partnership was $7.1 million in 1996, $7.6 million in 1995, and $7.0 million in 1994.

Pursuant to the terms of the management agreements, the Partnership is required to provide the manager with working capital and supplies to meet the operating needs of the Hotels. The manager converts cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the manager. Upon termination of the agreements, the working capital and supplies will be returned to the Partnership. The individual components of working capital and supplies controlled by the respective manager are not reflected in the Partnership's balance sheet. In 1994, in connection with the foreclosures of the Raleigh Hotel, Tampa Hotel, and Point Clear Hotel, the write-off of the Partnership's working capital and supplies for Raleigh, Tampa, and Point Clear was included in the gain realized on foreclosure. In 1995, in conjunction with the sale of the Dallas Hotel, $946,000 was reimbursed by the Dallas Hotel to the Partnership. These funds were used to pay interest and principal on working capital advances from Host Marriott. Additionally during 1995, MII returned $400,000 in working capital to the Partnership. During 1996, the Partnership advanced $262,000 to MII for working capital. Therefore, as of December 31, 1996 and 1995, $5.3 million and $5.1 million, respectively, has been advanced to the managers for working capital and supplies for all the Hotels.

The following table sets forth the amount paid to the Manager under both the Bank Hotels Management Agreement and the MHSI Agreements for the years ended December 31, 1996, 1995, and 1994 (in thousands). The table also includes accrued but unpaid base and incentive management fees:

                                                                                            1996           1995           1994
                                                                                                       (unaudited)
    Chain Services and HGA costs reimbursed..........................................$      7,076   $      7,575    $     7,040
    Base management fees paid........................................................       3,152          3,324          7,433
    Incentive management fees paid...................................................         889            489             --
    Interest and principal paid on Raleigh FF&E Loan.................................          67             --             --
                                                                                     ------------   ------------    -----------
                                                                                     $     11,184   $     11,388    $    14,473
                                                                                     ------------   ------------    -----------
Accrued but unpaid fees:
    Incentive management fees........................................................$      6,589   $      8,162    $     7,425
    Base management fees.............................................................       1,148          1,273          3,586
                                                                                     ------------   ------------    -----------
                                                                                     $      7,737   $      9,435    $    11,011
                                                                                     ============   ============    ===========

Raleigh and Tampa Loans

The Partnership exercised its rights of first refusal given in connection with the foreclosure of the S&L Hotels and repurchased the Raleigh Hotel and the Tampa Hotel on May 20, 1994, and July 11, 1994, respectively, with funding provided by non-recourse loans to the Partnership from a wholly-owned subsidiary of Host Marriott.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. All cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A and (iii) interest on Raleigh Note B. All remaining cash is used to pay principal on Raleigh Note
B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $4.8 million.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. All cash flow from the Tampa Hotel is used to pay debt service in the following order of priority: (i) interest on Tampa Note A, (ii) principal on Tampa Note A and (iii) interest on Tampa Note B. All remaining cash flow is used to pay principal on on Tampa Note
B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1996, the Tampa Note A principal balance was $9.7 million, and the Tampa Note B principal balance was $6.1 million.

Each of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

Debt Guaranties and Other Related Party Loans

As of December 31, 1996, the Partnership owed Host Marriott $83.9 million (excluding the Raleigh and Tampa loans and related accrued interest) including accrued interest for the following: (i) $59.2 million related to the Host Marriott Guaranty and the S&L Guaranty; (ii) $10.0 million related to the Bank Guaranty; (iii) $5.0 million related to working capital advances; (iv) $8.2 million for capital improvements at the Point Clear, Alabama Hotel and (v) $1.5 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition. As of December 31, 1995, the Partnership owed Host Marriott $86.8 million (excluding the Raleigh and Tampa loans and related accrued interest) including accrued interest for the following: (i) $54.6 million related to the Host Marriott Guaranty and the S&L Guaranty; (ii) $10.3 million related to the Bank Guaranty; (iii) $7.3 million related to working capital advances; (iv) $7.5 million for capital improvements at the Point Clear, Alabama Hotel; (v) $1.4 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition; (vi) $5.3 million related to the Host FF&E Loans, as defined below; and (vii) $.4 million related to the Raleigh FF&E Loans. All of the above-mentioned advances bear interest at the prime rate as announced by Banker's Trust Company with a weighted average interest rate of 8.27% for 1996, 8.85% for 1995 and 7.14% for 1994. At December 31, 1996, the interest rate was 8.25%.

As of December 31, 1996, the Partnership owed MHSI $0.3 million including accrued interest related to the Raleigh $350,000 FF&E Loan. As of December 31, 1995, the Partnership owed MHSI $0.4 million including accrued interest related to the Raleigh $350,000 FF&E Loan.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees which are outstanding upon dissolution of the Partnership must be repaid before any cash distributions to the partners.

Payments to Host Marriott and Subsidiaries

The following table sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands):

                                                                                                     (unaudited)
                                                                                          1996             1995            1994
Interest and principal paid on Raleigh acquisition loan.............................$     2,852     $     2,495     $        971
Interest and principal paid on the working capital advances.........................      2,800             946               --
Interest and principal paid on Tampa loan...........................................      2,239           1,951              613
Interest and principal paid on Bank Guaranty loan...................................      1,163              --               --
Interest and principal paid on FF&E Loans...........................................        304           6,428           12,440
Administrative expenses.............................................................        218              88              141
                                                                                    -----------     -----------     ------------
                                                                                    $     9,576     $    11,908     $     14,165
                                                                                    ===========     ===========     ============

Other Related Party Transactions

On June 28, 1995, the Partnership assigned its right of first refusal to purchase the Point Clear Hotel to a subsidiary of Host Marriott, which subsequently purchased the Hotel. In exchange, Host Marriott agreed to forgive $2 million of accrued interest on certain advances to the Partnership, which has been accounted for as a capital contribution by the General Partner in the accompanying balance sheet as of December 31, 1996.

On August 22, 1995, the Partnership sold the Dallas Hotel to a subsidiary of Host Marriott. The proceeds from the sale of the Dallas Hotel were used to repay $44 million of the Bank Loan.


                                     PART IV

ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)       List of Documents Filed as Part of This Report

          (1)  Financial Statements
               All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

          (2)  Financial Statement Schedules
               The following financial information is filed herewith on the pages indicated.

                   Schedule III - Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

          (3)  EXHIBITS                                                                                Page

               *2.          Purchase and Sale Agreement dated June 7, 1995,
                            between Potomac Hotel Limited Partnership
                            (the "Partnership") and Host Marriott Corporation.                          N/A

               *3.          Amended and Restated Certificate and Agreement of
                            Limited Partnership of the Partnership dated July 16, 1982.                 N/A


               *10a.        Loan Agreement dated December 22, 1987, between
                            the Partnership and The Mitsui Trust and Banking Company,
                            Limited, New York Branch, as amended by an amendment
                            dated as of October 8, 1993.                                                N/A

               *10b.        Guaranty dated December 22, 1987, by Host Marriott Corporation in favor of The Mitsui Trust and Banking Company, Limited,
                            New York Branch.                                                            N/A

               *10c.        Guaranty dated October 8, 1993, by Marriott International, Inc.
                            in favor of The Mitsui Trust and Banking Company, Limited,
                            New York Branch.                                                            N/A




               *10d.        Forbearance Agreement dated as of December 22, 1994,
                            among The Mitsui Trust and Banking Company, Limited,
                            New York Branch, the Partnership, Marriott International, Inc.
                            and Host Marriott Corporation.                                              N/A

               *10e.        Forbearance Agreement dated as of February 24, 1995,
                            among The Mitsui Trust and Banking Company, Limited,
                            New York Branch, the Partnership, Marriott International, Inc.
                            and Host Marriott Corporation.                                              N/A

               *10f.        Forbearance Agreement dated as of June 22, 1995,
                            among The Mitsui Trust and Banking Company, Limited,
                            New York Branch, the Partnership, Marriott International, Inc.
                            and Host Marriott Corporation.                                              N/A

               *10g.        Not Applicable                                                              N/A

               *10h.        Management Agreement dated June 18, 1994, between the Partnership
                            and Marriott Hotel Services, Inc. (Raleigh).                                N/A

               *10i.        Management Agreement dated July 16, 1994,
                            between the Partnership and Marriott Hotel Services, Inc.
                            (Tampa).                                                                    N/A

               *10j.        Deed of Trust and Security Agreement dated as of May 20, 1994, between the Partnership, J. Donnell Lassiter, Trustee
                            and Marriott Financial Services, Inc. (Raleigh).                            N/A

               *10k.        Raleigh Promissory Note A dated as of May 20, 1994,
                            made by the Partnership in favor of Marriott Financial Services,
                            Inc.                                                                        N/A

               *10l.        Raleigh Promissory Note B dated as of May 20, 1994, made by the
                            Partnership in favor of Marriott Financial Services, Inc.                   N/A

               *10m.        Mortgage and Security Agreement dated as of July 11, 1994, between the Partnership and Marriott Financial Services, Inc.
                            (Tampa).                                                                    N/A

               *10n.        Tampa Promissory Note A dated as of July 11, 1994, made by the
                            Partnership in favor of Marriott Financial Services, Inc.                   N/A

               *10o.        Tampa Promissory Note B dated as of July 11, 1994, made by the
                            Partnership in favor of Marriott Financial Services, Inc.                   N/A

               *10p.        Promissory Note dated as of January 1, 1991, by the Partnership to
                            Host Marriott Corporation (FF&E).                                           N/A

               *10q.        Lease Agreement dated as of January 1, 1991, between the Partnership
                            and Marriott Hotels, Inc. (FF&E).                                           N/A

               *10r.        Promissory Note dated as of January 1, 1992, by the
                            Partnership to Host Marriott Corporation (FF&E).                            N/A

               *10s.        Promissory Note dated as of January 1, 1993, by the Partnership to
                            Host Marriott Corporation (FF&E).                                           N/A





               *10t.        Promissory Note dated January 1, 1994, by the Partnership to
                            Host Marriott Corporation (FF&E).                                           N/A

               *10u.        Lease Agreement dated June 30, 1995, between
                            the Partnership and Marriott Hotels, Inc.
                            (FF&E for Fiscal Years 1992, 1993 and 1994).                                N/A

               *10v.        Land Lease Agreement dated April 10, 1979, between Austin
                            Development Company and Marriott Corporation, as amended
                            by First Lease Amendment dated April 16, 1982, and assigned to the Partnership by Assignment and Assumption of Land Lease
                            Agreement dated as of July 11, 1994 and recorded July 12, 1994
                            (Tampa).                                                                    N/A

               *10w.        Land Lease dated December 15, 1979, between The Coldwell
                            Banker Fund and Marriott Corporation, as amended by First
                            Amendment to Land Lease dated September 9, 1980 and
                            Memorandum of Lease recorded with the Bernalillo County,
                            New Mexico Clerk & Recorder on September 30, 1980
                           (Albuquerque).                                                               N/A

               *10x.        Lease Agreement dated as of May 6, 1981,
                            between Greensboro-High Point Airport Authority and Marriott
                            Corporation, as amended by Agreement and Amendment to Lease
                            dated January 13, 1982 (Greensboro).                                        N/A

               *10y.        Land and Building Lease dated as of March 9, 1981,
                            between Florida East Coast Properties, Inc. and Marriott Corporation,
                            as amended by instrument dated March 18, 1982, and assigned
                            to the Partnership.                                                         N/A

               *10z.        Land Lease dated as of August 27, 1981, between
                            The Methodist Hospital and Marriott Corporation,
                            as assigned to the Partnership by an Assignment of
                            Lease and Warranty and Assumption of Obligations and
                            Estoppel Certificate, dated as July 15, 1982.                               N/A

               *10aa.       Loan Agreement dated as of July 11, 1994, between the
                            Partnership and Marriott Financial Services, Inc. (Tampa).                  N/A

               *10bb.       Loan Agreement dated as of May 20, 1994, between the
                            Partnership and Marriott Financial Services, Inc.
                            (Raleigh).                                                                  N/A

               *10cc.       Security Agreement dated as of July 11, 1994,
                            between the Partnership and Marriott Financial
                            Services, Inc. (Tampa).                                                     N/A

               **10dd.      Amended and Restated Loan Agreement dated as of
                            August 22, 1995, between The Mitsui Trust and Banking
                            Company Ltd., New York Branch, and the Partnership.                         N/A

               **10ee.      Amended and Restated Management Agreement dated as of
                            August 22, 1995, between Marriott International, Inc.
                            and the Partnership.                                                        N/A

               **10ff.      Note Modification Agreement dated as of August 22, 1995,
                            between The Mitsui Trust and Banking Company, Ltd.,
                            New York Branch, and the Partnership.                                       N/A




               **10gg.      Waiver of Deferred Management Fees dated as of July 13, 1995,
                            between Marriott International, Inc. and the Partnership.                   N/A


               ***10hh.     Cash Collateral Agreement dated as of August 22, 1995 between
                            The Mitsui Trust and Banking Company, Limited, New York Branch,
                            the Partnership and Host Marriott Corporation.                              N/A

               ***10ii.     Interest Guaranty Agreement dated as of August 22, 1995 between
                            Host Marriott Corporation and The Mitsui Trust and Banking Company,
                            Limited, New York Branch.                                                   N/A

               ***10jj.     Amendment and Confirmation of Guaranty agreement
                            dated as of August 22, 1995 by and between Marriott
                            International, Inc. and The Mitsui Trust and Banking
                            Company, Limited, New York Branch.                                          N/A

               ***10kk.     Side Letter Agreement dated as August 22, 1995 between
                            The Mitsui Trust and Banking Company, Limited, New York Branch
                            and the Partnership.                                                        N/A

               ***10ll.     Certificate of Borrower dated as of August 22, 1995 among the
                            Partnership, The Mitsui Trust and Banking Company, Limited,
                            New York Branch, and the undersigned Christopher G. Townsend, the Senior Vice President and Corporate Secretary of Host
                            Marriott Corporation.                                                       N/A

               ***10mm.     Host Marriott Corporation Corporate and Incumbency Certificate
                            dated as of August 22, 1995 among the Partnership, The Mitsui
                            Trust and Banking Company, Limited, New York Branch, the
                            undersigned Christopher G. Townsend, the Senior Vice President and
                            Corporate Secretary of Host Marriott Corporation.                           N/A

               ***10nn.     Marriott International, Inc. Corporate and Incumbency Certificate
                            dated as of August 22, 1995 among the Partnership, The Mitsui Trust and Banking Company, Limited, New York Branch and the undersigned
                            Todd Clist, Vice President of Marriott International, Inc.                  N/A

               ***10oo.     Host Marriott Corporation Bank Letter to The Mitsui Trust and
                            Banking Company, Limited, New York Branch dated as of
                            August 22, 1995.                                                            N/A

               ***10pp.     Marriott International, Inc. Bank Letter to The Mitsui Trust
                            and Banking Company, Limited, New York Branch dated as of
                            August 22, 1995.                                                            N/A

               ***10qq.     First Amendment to Creditors Subordination Agreement dated as of August 22, 1995 among Marriott International, Inc.,
                            Host Marriott Corporation, The Mitsui Trust and Banking Company,
                            Limited, New York Branch, and the Partnership.                              N/A

               ***10rr.     First Amendment to Hotel Manager's Agreement dated as of
                            August 22, 1995 among Marriott International, Inc.,
                            the Partnership, and The Mitsui Trust and Banking Company,
                            Limited, New York Branch.                                                   N/A





               ***10ss.     First Amendment to Mortgage from the Partnership to The Mitsui
                            Trust and Banking Company, Limited, New York Branch, dated as
                            of August 22, 1995, (New Mexico).                                           N/A

               ***10tt.     First Amendment to Security Agreement and Assignment of
                            Contracts dated as of August 22, 1995 by and among the
                            Partnership and The Mitsui Trust and Banking Company,
                            Limited, New York Branch. (Houston)                                         N/A

               ***10uu.     First Amendment to Deed of Trust and Security Agreement
                            among the Partnership Mortgagor, in favor of Mr. Michael E. Wekall
                            Trustee, and for the benefit of The Mitsui Trust and Banking Company,
                            Limited, New York Branch Mortgagee dated as of August 22, 1995,
                            (North Carolina).                                                           N/A

               ***10vv.     First Amendment to Security Agreement and Assignment of
                            Contracts dated as of August 22, 1995 by and among the
                            Partnership and The Mitsui Trust and Banking Company,
                            Limited, New York Branch. (Greensboro)                                      N/A

               ***10ww.     First Amendment to Mortgage dated as of August 22, 1995,
                            among the Partnership and The Mitsui Trust and Banking Company,
                            Limited, New York Branch. (Tampa)                                           N/A

               ***10xx.     First Amendment to Security Agreement and Assignment of
                            Contracts dated as of August 22, 1995 by and among the
                            Partnership and The Mitsui Trust and Banking Company.
                            (Tampa)                                                                     N/A

               ***10yy.     First Amendment to Deed of Trust from the Partnership,
                            to Margaret M. Buttner Holloway, formerly known as
                            Margaret M. Buttner, Trustee for the use and benefit
                            of The Mitsui Trust and Banking Company, Limited, New York
                            Branch, Mortgagee dated as of August 22, 1995, (Texas).                     N/A

               ***10zz.     First Amendment to Mortgage dated as of August 22, 1995, among the Partnership, and The Mitsui Trust and Banking Company,
                            Limited, New York Branch, (Arizona).                                        N/A

               ***10aaa.    First Amendment to Security Agreement and Assignment of
                            Contracts dated as of August 22, 1995 by and among
                            the Partnership and The Mitsui Trust and Banking Company,
                            Limited, New York Branch. (Washington)                                      N/A

               ***10bbb.    Endorsement issued by the Commonwealth Land Title Insurance
                            Company as of August 22, 1995.                                              N/A

               ***10ccc.    Amended and Restated Guaranty Agreement dated as of August 22, 1995, by and among Host Marriott Corporation and The Mitsui Trust and
                            Banking Company, Limited, New York Bank.                                    N/A

               10ddd.       Promissory Note dated January 24, 1995, by the Partnership
                            to Marriott Hotel Services, Inc. (Raleigh)                                  63

               10eee.       Promissory Note dated January 24, 1995, by the Partnership
                            to Marriott Financial Services, Inc. (Raleigh)                              65





              10fff.       Promissory Note dated June 1, 1996, by the Partnership
                           to Marriott Financial Services, Inc. (Raleigh)                               67

              10ggg.       Loan Agreement dated September 13, 1996, between the
                           Partnership and Marriott Hotel Services, Inc. (Raleigh)                      69

              10hhh.       Loan Agreement dated September 13, 1996, between the
                           Partnership and Marriott Financial Services, Inc. (Raleigh)                  73

              10iii.       Loan Agreement dated September 13, 1996, between the
                           Partnership and Marriott Financial Services, Inc. (Raleigh)                  77

              10jjj.       Amendment to Management Agreement dated August 15, 1996,
                           between the Partnership and Marriott Hotel Services, Inc. (Raleigh)          81

* Incorporated herein by reference to the same numbered exhibit in the Partnership's Form 10-K for the fiscal year ended December 31, 1994, previously filed with the Commission on July 14, 1995.

** Incorporated herein by reference to the same numbered exhibit in the Partnership's Form 8-K dated August 22, 1995 previously filed with the
      Commission on September 6, 1995.

*** Incorporated herein by reference to the same numbered exhibit in the Partnership's Form 10-K for the fiscal year ended December 31, 1995, previously filed with the Commission on September 6, 1996.


             (b)  REPORTS ON FORM 8-K

                  None.

             (c)  EXHIBITS


                                                                  Exhibit 10ddd.
                                 PROMISSORY NOTE


Note Amount:  $350,000.00

Date:  as of January 24, 1995

         For value received, Potomac Hotel Limited Partnership, a Delaware limited partnership ("Borrower"), hereby promises to pay to the order of Marriott Hotel Services, Inc., a Delaware corporation, or its successors or assigns (collectively, "Holder"), at the Holder's offices at 10400 Fernwood Road, Bethesda, Maryland 20817 or at such other place as Holder may designate to Borrower in writing from time to time, in lawful money of the United States of America and in immediately available funds, the principal amount of THREE HUNDRED FIFTY THOUSAND DOLLARS ($350,000.00), together with interest as hereinafter provided.

         1. Loan Agreement. This Note is entitled to the benefits of the Loan Agreement dated the date hereof, between Borrower and Holder (the "Loan Agreement"). Capitalized terms not defined herein shall have the meaning assigned to them in the Loan Agreement.

         2. Payment of Principal and Interest. Interest shall accrue on the principal amount owing hereunder from time to time at the interest rate and from the date(s) provided for in Section 2 of the Loan Agreement. Interest and principal shall be payable by Borrower at the times and in the manner stated in the Loan Agreement.

         3. Event of Default. In the case of event of default shall occur and be continuing under the Loan Agreement and not be cured within applicable grace periods, the outstanding principal of and accrued interest on this Note may be declared to be due and payable in the manner and with the effect provided in the Loan Agreement, presentment, demand, protest or notice of any kind being expressly waived.

         4. Governing Law. This Note and the rights and obligations of the Borrower and the Holder shall be construed in accordance with and governed by the laws of the State of Maryland.

         5. Amendment. This Note may not be amended or modified, and no term of this Note may be waived, without the consent of Holder and, in the case of any modification or amendment, Borrower. Any such amendment, modification or waiver shall be binding upon future holders of this Note only if the terms of such amendment, modification or waiver are endorsed hereon.

         6. Notices. Except as provided herein, all notices, requests, demands or other communications to or upon the respective parties hereto shall be deemed to have been given or made when deposited in the mails, postage prepaid, or, in the case of a facsimile, when sent, addressed, if to Borrower, to c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817, Attention:
Law Department, General Counsel; and if to Holder, c/o Marriott International, Inc., 10400 Fernwood Road, Bethesda, Maryland 20817, Attention: Law Department, General Counsel, or to such other address with respect to any party hereto as such party shall notify the other in writing, except that any communication with respect to a change of address shall be deemed given or made when received by the party to whom such communication was sent.

         7. Maximum Interest Rate. Notwithstanding anything herein to the contrary, the obligation of Borrower under this Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt of any such payment by Holder would be contrary to provisions of law applicable to Holder limiting the maximum rate of interest that may be charged or collected by Holder.

         8. Attorney Fees. Should the indebtedness represented by this Note or any part thereof be collected at law or in equity, or in bankruptcy, receivership or any other court proceedings (whether at the trial or appellate level), or should this Note be placed in the hands of attorneys for collection upon default, Borrower agrees to pay, in addition to the principal and interest due and payable hereon, all costs of collection or attempting to collect this Note, including reasonable attorneys' fees and expenses.

         9. Liability of Partners Limited. No partner of Borrower shall have individual liability with respect to the indebtedness owing to the Holder hereunder. Holder agrees to look solely to the assets of the Borrower as the sole source of repayment hereunder.

         IN WITNESS WHEREOF, the undersigned has executed this Note the day and year first above written.

                              POTOMAC HOTEL LIMITED PARTNERSHIP

                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/  Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------

                                                                  Exhibit 10eee.
                                 PROMISSORY NOTE


Note Amount:  $350,000.00

Date:  as of January 24, 1995

         For value received, Potomac Hotel Limited Partnership, a Delaware limited partnership ("Borrower"), hereby promises to pay to the order of Marriott Financial Services, Inc., a Delaware corporation, or its successors or assigns (collectively, "Holder"), at the Holder's offices at 10400 Fernwood Road, Bethesda, Maryland 20817 or at such other place as Holder may designate to Borrower in writing from time to time, in lawful money of the United States of America and in immediately available funds, the principal amount of THREE HUNDRED FIFTY THOUSAND DOLLARS ($350,000.00), together with interest as hereinafter provided.

         1. Loan Agreement. This Note is entitled to the benefits of the Loan Agreement dated the date hereof, between Borrower and Holder (the "Loan Agreement"). Capitalized terms not defined herein shall have the meaning assigned to them in the Loan Agreement.

         2. Payment of Principal and Interest. Interest shall accrue on the principal amount owing hereunder from time to time at the interest rate and from the date(s) provided for in Section 2 of the Loan Agreement. Interest and principal shall be payable by Borrower at the times and in the manner stated in the Loan Agreement.

         3. Event of Default. In the case of event of default shall occur and be continuing under the Loan Agreement and not be cured within applicable grace periods, the outstanding principal of and accrued interest on this Note may be declared to be due and payable in the manner and with the effect provided in the Loan Agreement, presentment, demand, protest or notice of any kind being expressly waived.

         4. Governing Law. This Note and the rights and obligations of the Borrower and the Holder shall be construed in accordance with and governed by the laws of the State of Maryland.

         5. Amendment. This Note may not be amended or modified, and no term of this Note may be waived, without the consent of Holder and, in the case of any modification or amendment, Borrower. Any such amendment, modification or waiver shall be binding upon future holders of this Note only if the terms of such amendment, modification or waiver are endorsed hereon.

         6. Notices. Except as provided herein, all notices, requests, demands or other communications to or upon the respective parties hereto shall be deemed to have been given or made when deposited in the mails, postage prepaid, or, in the case of a facsimile, when sent, addressed, if to Borrower, to c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817, Attention:
Law Department, General Counsel; and if to Holder, to Marriott Financial Services, Inc., c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817, Attention: Law Department, Assistant General Counsel/Asset Management, or to such other address with respect to any party hereto as such party shall notify the other in writing, except that any communication with respect to a change of address shall be deemed given or made when received by the party to whom such communication was sent.

         7. Maximum Interest Rate. Notwithstanding anything herein to the contrary, the obligation of Borrower under this Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt of any such payment by Holder would be contrary to provisions of law applicable to Holder limiting the maximum rate of interest that may be charged or collected by Holder.

         8. Attorney Fees. Should the indebtedness represented by this Note or any part thereof be collected at law or in equity, or in bankruptcy, receivership or any other court proceedings (whether at the trial or appellate level), or should this Note be placed in the hands of attorneys for collection upon default, Borrower agrees to pay, in addition to the principal and interest due and payable hereon, all costs of collection or attempting to collect this Note, including reasonable attorneys' fees and expenses.

        9. Liability of Partners Limited. No partner of Borrower shall have individual liability with respect to the indebtedness owing to the Holder hereunder. Holder agrees to look solely to the assets of the Borrower as the sole source of repayment hereunder.

                  IN WITNESS WHEREOF, the undersigned has executed this Note the day and year first above written.

                              POTOMAC HOTEL LIMITED PARTNERSHIP

                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/ Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------

                                                                  Exhibit 10fff.
                                 PROMISSORY NOTE


Note Amount:  up to $700,000.00

Date:  as of June 1, 1996

         For value received, Potomac Hotel Limited Partnership, a Delaware limited partnership ("Borrower"), hereby promises to pay to the order of Marriott Financial Services, Inc., a Delaware corporation, or its successors or assigns (collectively, "Holder"), at the Holder's offices at 10400 Fernwood Road, Bethesda, Maryland 20817 or at such other place as Holder may designate to Borrower in writing from time to time, in lawful money of the United States of America and in immediately available funds, the principal amount of SEVEN HUNDRED THOUSAND DOLLARS ($700,000.00), or of so much of such principal amount as may be advanced to Borrower and be outstanding from time to time, together with interest as hereinafter provided.

         1. Loan Agreement. This Note is entitled to the benefits of the Loan Agreement dated the date hereof, between Borrower and Holder (the "Loan Agreement"). Capitalized terms not defined herein shall have the meaning assigned to them in the Loan Agreement.

         2. Payment of Principal and Interest. Interest shall accrue on the principal amount owing hereunder from time to time at the interest rate and from the date(s) provided for in Section 2 of the Loan Agreement. Interest and principal shall be payable by Borrower at the times and in the manner stated in the Loan Agreement.

         3. Event of Default. In the case of event of default shall occur and be continuing under the Loan Agreement and not be cured within applicable grace periods, the outstanding principal of and accrued interest on this Note may be declared to be due and payable in the manner and with the effect provided in the Loan Agreement, presentment, demand, protest or notice of any kind being expressly waived.

         4. Governing Law. This Note and the rights and obligations of the Borrower and the Holder shall be construed in accordance with and governed by the laws of the State of Maryland.

         5. Amendment. This Note may not be amended or modified, and no term of this Note may be waived, without the consent of Holder and, in the case of any modification or amendment, Borrower. Any such amendment, modification or waiver shall be binding upon future holders of this Note only if the terms of such amendment, modification or waiver are endorsed hereon.

         6. Notices. Except as provided herein, all notices, requests, demands or other communications to or upon the respective parties hereto shall be deemed to have been given or made when deposited in the mails, postage prepaid, or, in the case of a facsimile, when sent, addressed, if to Borrower, to c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817, Attention:
Law Department, General Counsel; and if to Holder, to Marriott Financial Services, Inc., c/o Host Marriott Corporation, 10400 Fernwood Road, Bethesda, Maryland 20817, Attention: Law Department, Assistant General Counsel/Asset Management, or to such other address with respect to any party hereto as such party shall notify the other in writing, except that any communication with respect to a change of address shall be deemed given or made when received by the party to whom such communication was sent.

         7. Maximum Interest Rate. Notwithstanding anything herein to the contrary, the obligation of Borrower under this Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt of any such payment by Holder would be contrary to provisions of law applicable to Holder limiting the maximum rate of interest that may be charged or collected by Holder.

         8. Attorney Fees. Should the indebtedness represented by this Note or any part thereof be collected at law or in equity, or in bankruptcy, receivership or any other court proceedings (whether at the trial or appellate level), or should this Note be placed in the hands of attorneys for collection upon default, Borrower agrees to pay, in addition to the principal and interest due and payable hereon, all costs of collection or attempting to collect this Note, including reasonable attorneys' fees and expenses.

         9. Liability of Partners Limited. No partner of Borrower shall have individual liability with respect to the indebtedness owing to the Holder hereunder. Holder agrees to look solely to the assets of the Borrower as the sole source of repayment hereunder.

         IN WITNESS WHEREOF, the undersigned has executed this Note the day and year first above written.

                              POTOMAC HOTEL LIMITED PARTNERSHIP

                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/ Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------

                                                                  Exhibit 10ggg.
                                 LOAN AGREEMENT

         This LOAN AGREEMENT ("Agreement") is executed this 13th day of September, 1996, and made effective as of the 24th day of January, 1995 (the "Effective Date") by and between Potomac Hotel Limited Partnership, a Delaware limited partnership ("Partnership") and Marriott Hotel Services, Inc., a Delaware corporation ("Lender").

                              PRELIMINARY STATEMENT

         The Partnership is the owner of that certain hotel known as the Raleigh Crabtree Valley Marriott Hotel, located in Raleigh, North Carolina (the "Hotel").

         The Partnership and Lender (as "Management Company") are parties to that certain Management Agreement, dated as of June 18, 1994, as may be amended from time to time (the "Management Agreement"), whereby the Lender provides management services for the Hotel.

         The Partnership is also party to that certain Loan Agreement dated as of May 20, 1994 (the "Loan Agreement") with Marriott Financial Services, Inc. ("MFSI"), whereby, among other things, indebtedness of the Partnership to MFSI in the principal amount of $19,394,579.00 was secured through a first mortgage lien on the Partnership's interest in the Hotel under that certain Deed of Trust and Security Agreement with J. Donnell Lassiter, Trustee, and MFSI, dated as of May 20, 1994 (the "Security Agreement"). The Loan Agreement and Security Agreement are together hereafter referred to as the "Loan Documents". Under the Loan Documents, among other things, the Partnership is permitted to incur unsecured indebtedness without the consent of MFSI.

         The Partnership has agreed to fund the acquisition of certain fixtures, furniture and equipment in connection with a renovation project for the Hotel beginning in 1994 and completed in 1995 (the "Rooms Redo"), the cost of which would normally be paid out of funds in the "FF&E Reserve" (as that term is defined in the Management Agreement). Funds now and hereafter anticipated to be on deposit in the FF&E Reserve are insufficient to fund the entire Rooms Redo.

         Lender has determined that it is in its best interest to advance funds to the Partnership in the amount of $350,000.00 in order to provide funds required to pay for the Rooms Redo which are not available in the FF&E Reserve while maintaining a balance in the FF&E Reserve that is sufficient to meet other existing or contingent obligations for which the FF&E Reserve was established.

         This Agreement is being entered into for the purpose of evidencing the obligation of Lender to make advances for the purposes set forth above and of the Partnership to repay Lender the principal amount of any such advances, said advances to accrue interest as hereafter provided. The mutual obligations hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, shall provide consideration to the entering into of this Agreement.

NOW, THEREFORE, the parties hereby agree as follows:

                                    AGREEMENT

1.       Obligation to Make Advances.

         (a) Lender agrees by no later than January 24, 1995 to advance directly to the FF&E Reserve on behalf of the Partnership the amount of $350,000.00 to fund the Partnership's obligations under the Rooms Redo. The advance made hereunder is required to meet the Partnership's then current obligations to make payments for the Rooms Redo (the "Payment Obligations") while maintaining a balance in the Reserve that is sufficient to meet other existing or contingent obligations which the Partnership may be required to fund from the FF&E Reserve pursuant to the Management Agreement.

         (b) Lender's obligation to advance funds to the Partnership pursuant to this Section 1 is not revolving in nature. Accordingly, Lender's outstanding obligation to advance funds pursuant to Section 1(a) shall be reduced by the amount of any advance(s) already made thereunder but shall not be increased by any repayments made pursuant to Section 3 hereof.

2.       Advances Constitute Indebtedness.

         (a) The  advance  by Lender to or on  behalf of the  Partnership  under
Section 1 hereof shall constitute indebtedness owing to Lender by the Partnership. Such indebtedness at any time remaining outstanding and owing shall accrue interest from the first day of the second Accounting Period of Fiscal Year 1995 (as those terms are defined in the Management Agreement), at a rate equal to the Prime Rate (as defined in the Management Agreement), as that Rate may change from time to time, without compounding or capitalizing any accrued interest. Any portion of interest that accrues during any full or partial Accounting Period during Fiscal Year (as defined in the Management Agreement) 1995 which is not paid to Lender as of the last day of Fiscal Year 1995 shall be added to principal as of the first day of Fiscal Year 1996. All principal and interest owing to Lender under this Agreement is referred to as the "Indebtedness".

         (b) All Indebtedness then outstanding and owing to Lender shall mature and be due and payable on the earlier of (i) December 31, 2005 or (ii) the expiration or earlier termination of the Management Agreement (the "Maturity Date"). At the request of Lender, the Partnership will execute and deliver one or more promissory notes to further evidence any Indebtedness owing to Lender under this Section 2 (the "Promissory Notes").

3.  Repayment of Indebtedness.

         (a) All Indebtedness shall mature and be due and payable as follows: By no later than the 25th day following the end of each Accounting Period during that period beginning with the first Accounting Period of Fiscal Year 1996 through the expiration of Fiscal Year 2005 (the "Repayment Period"), Lender shall, in its capacity as Management Company, and on behalf of the Partnership, disburse funds to Lender from the FF&E Reserve in an amount equal to one-half of one percent (0.5%) of Gross Revenues (as that term is defined in the Management Agreement) out of the total contribution of five percent (5%) of Gross Revenues made to the FF&E Reserve pursuant to Section 8.02 B of the Management Agreement for each Accounting Period during the Repayment Period until all Indebtedness owing to Lender has been paid in full. All such repayments to Lender shall be applied first to reimburse Lender for any fees or expenses due to Lender under this Agreement or under the Promissory Notes; second, to reduce accrued but unpaid interest hereunder; and third, the balance, if any, applied to repayment of principal.

         (b) All Indebtedness shall be due and payable, to the extent not sooner paid pursuant to Section 3(a) hereof, on the Maturity Date in accordance with
Section 2 above.

4.       Subordination.

         Payment of any indebtedness owing to Lender pursuant to Section 2 or 3 of this Agreement shall be subject and subordinate to payment of debt service and all other amounts due and payable under the Loan Documents.

5.       Compliance with Payment Obligations.

         The Partnership agrees to use any funds advanced by Lender under this Agreement to make prompt payment of the Payment Obligations.

6.       Exculpation.

         No partner of the Partnership shall have any personal liability with respect to the indebtedness owing to Lender hereunder. Lender agrees to look solely to the assets of the Partnership as the sole source of repayment hereunder.

7.       Default.

         In the event the Partnership defaults in the performance or observation of any of its obligations hereunder, unless such default (if not a payment default) is cured within thirty (30) days after written notice thereof is given by Lender to Borrower or within such longer period as may reasonably be required to effect a cure in any such non-monetary default, or in the event the Partnership defaults on its obligations under the Loan Documents, in consequence of which the maturity of any indebtedness thereunder is accelerated, Lender shall, in any of such events, have the right, subject to the terms of the Loan Documents (but not the obligation) to accelerate the maturity of any Indebtedness owing to it hereunder and upon such acceleration the Indebtedness hereunder shall be immediately due and payable.

8.       Governing Law.

         This Agreement shall be governed by and construed under the laws of the State of Maryland, without regard to principles of conflicts or laws thereof which might refer such interpretations to the laws of another jurisdiction.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

                              POTOMAC HOTEL LIMITED PARTNERSHIP

                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/Bruce F. Stemerman
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------



                              MARRIOTT HOTEL SERVICES, INC.

                              By:  /s/ Kevin M. Kimball
                                   ---------------------------------------------
                              Name:  Kevin M. Kimball
                                   ---------------------------------------------
                              Title:  Vice President
                                   ---------------------------------------------

                                                                  Exhibit 10hhh.
                                 LOAN AGREEMENT

         This LOAN AGREEMENT ("Agreement") is executed this 13th day of September, 1996, and made effective as of the 24th day of January, 1995 (the "Effective Date") by and between Potomac Hotel Limited Partnership, a Delaware limited partnership ("Partnership") and Marriott Financial Services, Inc., a Delaware corporation ("Lender" or "MFSI").

                              PRELIMINARY STATEMENT

         The Partnership is the owner of that certain hotel known as the Raleigh Crabtree Valley Marriott Hotel, located in Raleigh, North Carolina (the "Hotel").

         The Partnership and Marriott Hotel Services, Inc., a Delaware corporation (the "Management Company") are parties to that certain Management Agreement, dated as of June 18, 1994, as may be amended from time to time (the "Management Agreement"), whereby the Management Company provides management services for the Hotel.

         The Partnership is also party to that certain Loan Agreement dated as of May 20, 1994 (the "Loan Agreement") with MFSI, whereby, among other things, indebtedness of the Partnership to MFSI in the principal amount of $19,394,579.00 was secured through a first mortgage lien on the Partnership's interest in the Hotel under that certain Deed of Trust and Security Agreement with J. Donnell Lassiter, Trustee, and MFSI, dated as of May 20, 1994 (the "Security Agreement"). The Loan Agreement and Security Agreement are together hereafter referred to as the "Loan Documents". Under the Loan Documents, among other things, the Partnership is permitted to incur unsecured indebtedness without the consent of MFSI.

         The Partnership has agreed to fund the acquisition of certain fixtures, furniture and equipment in connection with a renovation project for the Hotel beginning in 1994 and completed in 1995 (the "Rooms Redo"), the cost of which would normally be paid out of funds in the "FF&E Reserve" (as that term is defined in the Management Agreement). Funds now and hereafter anticipated to be on deposit in the FF&E Reserve are insufficient to fund the entire Rooms Redo.

         Lender has determined that it is in its best interest to advance funds to the Partnership in the amount of $350,000.00 in order to provide funds required to pay for the Rooms Redo which are not available in the FF&E Reserve while maintaining a balance in the FF&E Reserve that is sufficient to meet other existing or contingent obligations for which the FF&E Reserve was established.

         This Agreement is being entered into for the purpose of evidencing the obligation of Lender to make advances for the purposes set forth above and of the Partnership to repay Lender the principal amount of any such advances, said advances to accrue interest as hereafter provided. The mutual obligations hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, shall provide consideration to the entering into of this Agreement.

NOW, THEREFORE, the parties hereby agree as follows:

                                    AGREEMENT

1.       Obligation to Make Advances.

         (a) Lender agrees by no later than January 24, 1995 to advance directly to the FF&E Reserve on behalf of the Partnership the amount of $350,000.00 to fund the Partnership's obligations under the Rooms Redo. The advance made hereunder is required to meet the Partnership's then current obligations to make payments for the Rooms Redo (the "Payment Obligations") while maintaining a balance in the Reserve that is sufficient to meet other existing or contingent obligations which the Partnership may be required to fund from the FF&E Reserve pursuant to the Management Agreement.

         (b) Lender's obligation to advance funds to the Partnership pursuant to this Section 1 is not revolving in nature. Accordingly, Lender's outstanding obligation to advance funds pursuant to Section 1(a) shall be reduced by the amount of any advance(s) already made thereunder but shall not be increased by any repayments made pursuant to Section 3 hereof.

2.       Advances Constitute Indebtedness.

         (a) The  advance  by Lender to or on  behalf of the  Partnership  under
Section 1 hereof shall constitute indebtedness owing to Lender by the Partnership. Such indebtedness at any time remaining outstanding and owing shall accrue interest from the first day of the second Accounting Period of Fiscal Year 1995 (as those terms are defined in the Management Agreement), at a rate equal to the Prime Rate (as defined in the Management Agreement), as that Rate may change from time to time, without compounding or capitalizing any accrued interest. Any portion of interest that accrues during any full or partial Accounting Period during Fiscal Year (as defined in the Management Agreement) 1995 which is not paid to Lender as of the last day of Fiscal Year 1995 shall be added to principal as of the first day of Fiscal Year 1996. All principal and interest owing to Lender under this Agreement is referred to as the "Indebtedness".

         (b) All Indebtedness then outstanding and owing to Lender shall mature and be due and payable on the earlier of (i) December 31, 2005 or (ii) the expiration or earlier termination of the Management Agreement (the "Maturity Date"). At the request of Lender, the Partnership will execute and deliver one or more promissory notes to further evidence any Indebtedness owing to Lender under this Section 2.

3.  Repayment of Indebtedness.

         (a) All Indebtedness shall mature and be due and payable as follows: By no later then the 25th day following the end of each Accounting Period during that period beginning with the first Accounting Period of Fiscal Year 1996 through the expiration of Fiscal Year 2005 (the "Repayment Period"), Management Company shall, on behalf of the Partnership, disburse funds to Lender from the FF&E Reserve in an amount equal to one-half of one percent (0.5%) of Gross Revenues (as that term is defined in the Management Agreement) out of the total contribution of five percent (5%) of Gross Revenues made to the FF&E Reserve pursuant to Section 8.02 B of the Management Agreement for each Accounting Period during the Repayment Period until all Indebtedness owing to Lender has been paid in full. All such repayments to Lender shall be applied first to reduce accrued but unpaid interest hereunder, with the balance, if any, applied to repayment of principal.

         (b) All Indebtedness shall be due and payable, to the extent not sooner paid pursuant to Section 3(a) hereof, on the Maturity Date in accordance with
Section 2 above.

4.       Subordination.

         Payment of any indebtedness owing to Lender pursuant to Section 2 or 3 of this Agreement shall be subject and subordinate to payment of debt service under the Loan Documents.

5.       Compliance with Payment Obligations.

         The Partnership agrees to use any funds advanced by Lender under this Agreement to make prompt payment of the Payment Obligations.

6.       Exculpation.

         No partner of the Partnership shall have any personal liability with respect to the indebtedness owing to Lender hereunder. Lender agrees to look solely to the assets of the Partnership as the sole source of repayment hereunder.

7.       Default.

         In the event the Partnership is in default of any of its obligations hereunder, unless such default is cured within thirty (30) days after written notice thereof or within such longer period as may reasonably be required to effect a cure in the case of a non-monetary default, or in the event the Partnership defaults on its obligations under the Loan Documents, in consequence of which the maturity of any indebtedness thereunder is accelerated, Lender shall, in any of such events, have the right, subject to the terms of the Loan Documents (but not the obligation) to accelerate the maturity of any Indebtedness owing to it hereunder and upon such acceleration the Indebtedness hereunder shall be immediately due and payable.

8.       Governing Law.

         This Agreement shall be governed by and construed under the laws of the State of Maryland, without regard to principles of conflicts or laws thereof which might refer such interpretations to the laws of another jurisdiction.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

                              POTOMAC HOTEL LIMITED PARTNERSHIP

                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/ Bruce F. Stemerman
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------



                              MARRIOTT FINANCIAL SERVICES, INC.

                              By:  /s/ Christopher G. Townsend
                                   ---------------------------------------------
                              Name:  Christopher G. Townsend
                                   ---------------------------------------------
                              Title:  Vice President
                                   ---------------------------------------------




Reviewed and Consented to by:
Marriott Hotel Services, Inc.

By:  /s/ Kevin M. Kimball
   ------------------------------------
Name:  Kevin M. Kimball
   ------------------------------------
Title:  Vice President
   ------------------------------------

                                                                  Exhibit 10iii.
                                 LOAN AGREEMENT

         This LOAN AGREEMENT ("Agreement") is executed this 13th day of September, 1996, and made effective as of the 1st day of June, 1996 (the "Effective Date") by and between Potomac Hotel Limited Partnership, a Delaware limited partnership ("Partnership") and Marriott Financial Services, Inc., a Delaware corporation ("Lender" or "MFSI").

                              PRELIMINARY STATEMENT

         The Partnership is the owner of that certain hotel known as the Raleigh Crabtree Valley Marriott Hotel, located in Raleigh, North Carolina (the "Hotel").

         The Partnership and Marriott Hotel Services, Inc., a Delaware corporation (the "Management Company") are parties to that certain Management Agreement, dated as of June 18, 1994, as may be amended from time to time (the "Management Agreement"), whereby the Management Company provides management services for the Hotel.

         The Partnership is also party to that certain Loan Agreement dated as of May 20, 1994 (the "Loan Agreement") with MFSI, whereby, among other things, indebtedness of the Partnership to MFSI in the principal amount of $19,394,579.00 was secured through a first mortgage lien on the Partnership's interest in the Hotel under that certain Deed of Trust and Security Agreement with J. Donnell Lassiter, Trustee, and MFSI, dated as of May 20, 1994 (the "Security Agreement"). The Loan Agreement and Security Agreement are together hereafter referred to as the "Loan Documents". Under the Loan Documents, among other things, the Partnership is permitted to incur unsecured indebtedness without the consent of MFSI.

         The Partnership has agreed to fund the acquisition of certain fixtures, furniture and equipment in connection with a renovation project for the Hotel occurring in 1996 (the "Rooms Redo"), the cost of which would normally be paid out of funds in the "FF&E Reserve" (as that term is defined in the Management Agreement). Funds now and hereafter anticipated to be on deposit in the FF&E Reserve are insufficient to fund the entire Rooms Redo.

         Lender has determined that it is in its best interest to advance funds to the Partnership up to the amount of Seven Hundred Thousand Dollars ($700,000.00) in order to provide funds required to pay for the Rooms Redo which are not available in the FF&E Reserve while maintaining a balance in the FF&E Reserve that is sufficient to meet other existing or contingent obligations for which the FF&E Reserve was established.

         This Agreement is being entered into for the purpose of evidencing the obligation of Lender to make advances for the purposes set forth above and of the Partnership to repay Lender the principal amount of any such advances, said advances to accrue interest as hereafter provided. The mutual obligations hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, shall provide consideration to the entering into of this Agreement.

NOW, THEREFORE, the parties hereby agree as follows:

                                    AGREEMENT

1.       Obligation to Make Advances.

         (a) Lender agrees by no later than January 1, 1997, unless otherwise agreed to by both parties, to advance directly to the FF&E Reserve on behalf of the Partnership up to the amount of $700,000.00 to fund the Partnership's obligations under the Rooms Redo. Advances made hereunder shall be made only at such times and in such amounts as Management Company determines, in its reasonable judgment, are required to meet the Partnership's then current obligations to make payments for the Rooms Redo (the "Payment Obligations") while maintaining a balance in the Reserve that is sufficient to meet other existing or contingent obligations which the Partnership may be required to fund from the FF&E Reserve pursuant to the Management Agreement. Management Company shall request each advance by giving Lender at least ten (10) business days written notice through a disbursement request.

         (b) Lender's obligation to advance funds to the Partnership pursuant to this Section 1 is not revolving in nature. Accordingly, Lender's outstanding obligation to advance funds pursuant to Section 1(a) shall be reduced by the amount of any advance(s) already made thereunder but shall not be increased by any repayments made pursuant to Section 3 hereof.

2.       Advances Constitute Indebtedness.

         (a) The  advances  by Lender to or on behalf of the  Partnership  under
Section 1 hereof shall constitute indebtedness owing to Lender by the Partnership. Such indebtedness at any time remaining outstanding and owing shall accrue interest from the first day of any such advance at a rate equal to the Prime Rate (as defined in the Management Agreement)plus one-half of one percent (0.5%), as that Rate may change from time to time, without compounding or capitalizing any accrued interest. All principal and interest owing to Lender under this Agreement is referred to as the "Indebtedness".

         (b) All Indebtedness then outstanding and owing to Lender shall mature and be due and payable on the earlier of (i) December 31, 2003 or (ii) the expiration or earlier termination of the Management Agreement (the "Maturity Date"). At the request of Lender, the Partnership will execute and deliver one or more promissory notes to further evidence any Indebtedness owing to Lender under this Section 2.

3.  Repayment of Indebtedness.

         (a) All Indebtedness shall mature and be due and payable as follows: By no later then the 25th day following the end of each Accounting Period during that period beginning with the eighth Accounting Period of Fiscal Year 1996 through the expiration of Fiscal Year 2003 (the "Repayment Period"), Management Company shall, on behalf of the Partnership, disburse funds to Lender from the FF&E Reserve in an amount equal to one percent (1.0%) of Gross Revenues (as that term is defined in the Management Agreement) out of the total contribution of five percent (5%) of Gross Revenues made to the FF&E Reserve pursuant to Section
8.02 B of the Management Agreement for each Accounting Period during the Repayment Period until all Indebtedness owing to Lender has been paid in full. All such repayments to Lender shall be applied first to reduce accrued but unpaid interest hereunder, with the balance, if any, applied to repayment of principal.

         (b) All Indebtedness shall be due and payable, to the extent not sooner paid pursuant to Section 3(a) and 3(b) hereof, on the Maturity Date in accordance with Section 2 above.

         (c) The Partnership may prepay any portion of or the entire amount of Indebtedness then outstanding and owing to Lender at anytime and from time to time at its option, without penalty, premium or additional unaccrued interest.

4.       Subordination.

         Payment of any indebtedness owing to Lender pursuant to Section 2 or 3 of this Agreement shall be subject and subordinate to payment of debt service under the Loan Documents.

5.       Compliance with Payment Obligations.

         The Partnership agrees to use any funds advanced by Lender under this Agreement to make prompt payment of the Payment Obligations.

6.       Exculpation.

         No partner of the Partnership shall have any personal liability with respect to the indebtedness owing to Lender hereunder. Lender agrees to look solely to the assets of the Partnership as the sole source of repayment hereunder.

7.       Default.

         In the event the Partnership is in default of any of its (monetary or non-monetary) obligations hereunder, unless such default is cured within thirty
(30) days after written notice thereof or within such longer period as may reasonably be required to effect a cure in the case of a non-monetary default, or in the event the Partnership defaults on its obligations under the Loan Documents, in consequence of which the maturity of any indebtedness thereunder is accelerated, Lender shall, in any of such events, have the right, subject to the terms of the Loan Documents (but not the obligation) to accelerate the maturity of any Indebtedness owing to it hereunder and upon such acceleration the Indebtedness hereunder shall be immediately due and payable.

8.       Governing Law.

         This Agreement shall be governed by and construed under the laws of the State of Maryland, without regard to principles of conflicts or laws thereof which might refer such interpretations to the laws of another jurisdiction.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.

                              POTOMAC HOTEL LIMITED PARTNERSHIP
                              By:  Host Marriott Corporation,
                                   General Partner

                              By:  /s/ Bruce F. Stemerman
                                   ---------------------------------------------
                              Name:  Bruce F. Stemerman
                                   ---------------------------------------------
                              Title:  Senior Vice President, Asset Management
                                   ---------------------------------------------




                              MARRIOTT FINANCIAL SERVICES, INC.

                              By:  /s/ Christopher G. Townsend
                                   ---------------------------------------------
                              Name:  Christopher G. Townsend
                                   ---------------------------------------------
                              Title:  Vice President
                                   ---------------------------------------------





Reviewed and Consented to by:
Marriott Hotel Services, Inc.

By:  /s/ Kevin M. Kimball
     ------------------------------------
Name:  Kevin M. Kimball
     ------------------------------------
Title:  Vice President
     ------------------------------------

                                                                  Exhibit 10jjj.
                        Amendment to Management Agreement
                              as of August 15, 1996


Marriott Hotel Services, Inc.
10400 Fernwood Road
Bethesda, Maryland  20817

RE:  Raleigh Marriott Crabtree Valley Hotel ("Hotel")

Gentlemen:

         1. Reference is made to that certain Management Agreement between Potomac Hotel Limited Partnership ("Owner") and Marriott Hotel Services, Inc. ("Management Company"), dated as of June 18, 1994, in connection with the above-described Hotel.

          2. The purpose of this letter agreement is to set forth the mutual agreement of Owner and Management Company for the funding of (i) the conversion of the Champions lounge currently located in the Hotel to a meeting room and
(ii) to expand the seating capacity of the Quinn's Lounge (together referred to as the "Conversion Projects"). Management Company has requested up to $300,000.00 from Owner to complete the Conversion Projects. The combined cost of the Conversion Projects is estimated at $350,000.00.

          3. Owner and Management Company agree, pursuant to Section 8.02 E 1 of the Management Agreement, to increase the percentage contribution for the FF&E Reserve from five percent (5%) to seven percent (7%) (the additional 2% contribution being referred to as the "Additional Contribution") commencing with the first date of Accounting Period 9, 1996 until, and only until, such time that the Conversion Projects are fully paid from such Additional Contribution, up to $300,000.00. It is understood and agreed that $50,000 currently available in the FF&E Reserve will also be used to pay for the Conversion Projects. The Additional Contribution shall not be used to pay for any amounts for the completion of the Conversion Projects in excess of $300,000.00, without Owner's prior written approval, not to be unreasonably withheld. It is agreed that the entire Additional Contribution shall be used to pay for the Conversion Projects and that immediately upon payment in full of the Conversion Projects (not to exceed $300,000.00) the percentage contribution for the FF&E Reserve shall revert to five percent (5%) pursuant to Section 8.02 B of the Management Agreement.

          4.All capitalized terms which are not specially defined in this letter agreement shall have the meaning set forth in the Management Agreement.

          5. Other than as specifically amended in this letter agreement, all provisions of the Management Agreement shall remain unmodified and in full force and effect.

           Agreed to as of August 15, 1996.

           POTOMAC HOTEL LIMITED PARTNERSHIP

           By:  Host Marriott Corporation, as general partner

           By:  /s/Bruce Wardinski
                -----------------------------------
           Name:  Bruce Wardinski
                -----------------------------------
           Title:  Senior Vice President & Treasurer
                -----------------------------------


           MARRIOTT HOTEL SERVICES, INC.

           By: /s/ Kevin M. Kimball
                -----------------------------------
           Name:   Kevin M. Kimball
                -----------------------------------
           Title:  Vice President
                -----------------------------------

                                                                                                                        SCHEDULE III
                                                                                                                         Page 1 of 3
                                                  POTOMAC HOTEL LIMITED PARTNERSHIP
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                           (in thousands)



                                               Initial Costs                       Gross Amount at December 31, 1996
                                               -------------                       ---------------------------------
                                                                     Subsequent
                                                     Buildings &       Costs             Buildings &                    Accumulated
            Description            Debt       Land   Improvements   Capitalized    Land  Improvements        Total      Depreciation
Albuquerque Marriott Hotel        $22,658      $0       $19,128          $215        $0     $19,343         $19,343         $(6,901)
  Albuquerque, New Mexico

Greensboro-High Point              32,607       0        10,514           584         0      11,098          11,098          (3,552)
  Marriott Hotel
  Greensboro, North Carolina

Houston Marriott Medical Center    17,188       0        28,798           400         0      29,198          29,198          (8,985)
  Houston, Texas

Biscayne Bay Marriott Hotel        46,581       0        48,531           768         0      49,299          49,299         (15,928)
  Miami, Florida

Marriott's Mountain Shadows        28,200   6,994        25,625         2,105     6,994      27,730          34,724         (11,306)
  Resort and Golf Club
  Scottsdale, Arizona

Raleigh Marriott Crabtree Valley(e)18,325   1,838        16,097         1,031     1,838      17,128          18,966          (1,297)
  Raleigh, North Carolina

Seattle Marriott Sea-Tac Airport   32,603   1,612        22,241           546     1,612      22,787          24,399          (8,029)
  Seattle, Washington

Tampa Marriott Westshore (e)       15,728       0        14,347           519         0      14,866          14,866          (1,027)
  Tampa, Florida
                                 --------- --------    ---------       -------  -------    --------        --------        --------
         Totals                  $213,890  $10,444     $185,281        $6,168   $10,444    $191,449        $201,893        ($57,025)
                                 ========= ========    =========       =======  =======    ========        ========        ========


                                                                                                                        SCHEDULE III
                                                                                                                         Page 2 of 3
                                                  POTOMAC HOTEL LIMITED PARTNERSHIP
                                              REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                          December 31, 1996
                                                           (in thousands)




                                           Date of
                                        Completion of      Date       Depreciation
            Description                 Construction     Acquired         Life
Albuquerque Marriott Hotel                  1982           1982         40 years
  Albuquerque, New Mexico

Greensboro-High Point                       1983           1982         40 years
  Marriott Hotel
  Greensboro, North Carolina

Houston Marriott Medical Center             1984           1982         40 years
  Houston, Texas

Biscayne Bay Marriott Hotel                 1983           1982         40 years
  Miami, Florida

Marriott's Mountain Shadows                 1959           1982         40 years
  Resort and Golf Club
  Scottsdale, Arizona

Raleigh Marriott Crabtree Valley (e)         1982          1982 &       40 years
  Raleigh, North Carolina                                  1994

Seattle Marriott Sea-Tac Airport             1981          1982         40 years
  Seattle, Washington

Tampa Marriott Westshore (e)                 1981          1982 &       40 years
  Tampa, Florida                                           1994


                                                                                                                        Schedule III
                                                                                                                         Page 3 of 3
                                           POTOMAC HOTEL LIMITED PARTNERSHIP
                                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                   December 31, 1996
                                                     (in thousands)

Notes:                                                                         1996            1995             1994

(a)   Reconciliation of Real Estate:
         Balance at beginning of year.......................................$   199,009    $    224,253     $   233,939
         Acquisitions.......................................................         --              --          32,281
         Capital expenditures...............................................      2,920           1,908              39
         Dispositions and other.............................................        (36)        (27,152)        (42,006)
                                                                            ------------   ------------     -----------
         Balance at end of year.............................................$   201,893    $    199,009     $   224,253
                                                                            ============   ============     ===========
(b)   Reconciliation of Accumulated Depreciation:
         Balance at beginning of year.......................................$    52,568    $     55,542     $    55,542
         Depreciation.......................................................      4,461           5,300           5,300
         Dispositions and other.............................................         (4)         (8,274)         (8,274)
                                                                            ------------   ------------     -----------
         Balance at end of year.............................................$    57,025    $     52,568     $    52,568
                                                                            ============   ============     ===========

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes is approximately $183 million at December 31, 1996.

(d)   The Debt balance is as of December 31, 1996.

(e) The Raleigh and Tampa Hotels were purchased by the Partnership in 1982. However, the Raleigh and Tampa Hotels were foreclosed on in 1993 and 1994, respectively. These Hotels were subsequently repurchased by the Partnership in 1994. Therefore, the initial costs for Raleigh and Tampa reflected on this schedule are the costs related to the repurchase in 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th of March, 1997.

                                 POTOMAC HOTEL LIMITED PARTNERSHIP

                                 By:  HOST MARRIOTT CORPORATION
                                      General Partner



                                 By:  /s/Terence C. Golden
                                      --------------------------------
                                 Terence C. Golden
                                 President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the date indicated above.

       Signature                                            Title

                                 (HOST MARRIOTT CORPORATION)


/s/Terence C. Golden             President, Chief Executive Officer and Director
Terence C. Golden                (Principal Executive Officer)


/s/Richard E. Marriott           Chairman of the Board of Directors
Richard E. Marriott

/s/R. Theodore Ammon             Director
R. Theodore Ammon

/s/Robert M. Baylis              Director
Robert M. Baylis

/s/J.W. Marriott, Jr.            Director
J.W. Marriott, Jr.


/s/Ann Dore McLaughlin           Director
Ann Dore McLaughlin

/s/Harry L. Vincent, Jr.         Director
Harry L. Vincent, Jr.


/s/Robert E. Parsons, Jr.       Executive Vice President
Robert E. Parsons, Jr.          and Chief Financial Officer
                                (Principal Accounting Officer)


/s/Christopher J. Nassetta      Executive Vice President
Christopher J. Nassetta


/s/Christopher G. Townsend      Senior Vice President and General Counsel
Christopher G. Townsend


/s/Bruce D. Wardinski           Senior Vice President and Treasurer
Bruce D. Wardinski


/s/Donald D. Olinger            Vice President and Corporate Controller
Donald D. Olinger               (Principal Accounting Officer)