Form 10-Q
period 1997-03-28
POTOMAC HOTEL LTD PARTNERSHIP
filed 1997-05-12
CIK 357226

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q











                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 28, 1997

                                       OR




                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities|Exchange Act of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    52-1240223
--------------------------------             -----------------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)              Identification No.)


     10400 Fernwood Road
     Bethesda, Maryland                                 20817
--------------------------------             -----------------------------------
(Address of principal executive             (Zip Code)
 offices)

        Registrant's telephone number, including area code: 301-380-2070





     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes x/ No
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                        POTOMAC HOTEL LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.

Item 1.    Financial Statements

           Condensed Statement of Operations
               Twelve Weeks Ended March 28, 1997 and March 22, 1996....... 1

           Condensed Balance Sheet
               March 28, 1997 and December 31, 1996....................... 2

           Condensed Statement of Cash Flows
               Twelve Weeks ended March 28, 1997 and March 22, 1996....... 3

           Notes to Condensed Financial Statements........................ 4


Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 5



                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.............................................. 7

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                                                  Twelve Weeks Ended
                                                                                             March 28,         March 22,
                                                                                                1997              1996
                                                                                           --------------    --------------
REVENUES
   Hotel ..................................................................................$       15,914    $       13,697
   Other...................................................................................           177               159
                                                                                           --------------    --------------
                                                                                                   16,091            13,856
                                                                                           --------------    --------------

OPERATING COSTS AND EXPENSES
   Interest................................................................................         5,845             5,525
   Incentive management fee................................................................         3,060             2,701
   Depreciation and amortization...........................................................         1,263             1,254
   Base management fee.....................................................................         1,197             1,096
   Property taxes..........................................................................           807               873
   Ground rent, insurance and other........................................................           879               678
                                                                                           --------------    --------------
                                                                                                   13,051            12,127
                                                                                           --------------    --------------
NET INCOME.................................................................................$        3,040    $        1,729
                                                                                           ==============    ==============

ALLOCATION OF NET INCOME
   General Partner.........................................................................$           31    $           17
   Limited Partners........................................................................         3,009             1,712
                                                                                           --------------    --------------

                                                                                           $        3,040    $        1,729
                                                                                           ==============    ==============
NET INCOME PER LIMITED
   PARTNER UNIT (1,800 Units)..............................................................$        1,672    $          951
                                                                                           ==============    ==============

                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                              March 28,       December 31,
                                                                                                1997              1996
                                                                                             (unaudited)
ASSETS

   Property and equipment, net............................................................$       155,655   $       155,412
   Due from Marriott International, Inc. and affiliates...................................         14,071            10,870
   Other assets...........................................................................          4,616             3,850
   Restricted cash........................................................................          6,128             4,507
   Cash and cash equivalents..............................................................          1,555             5,228
                                                                                          ---------------   ---------------

                                                                                          $       182,025   $       179,867
                                                                                          ===============   ===============

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt..........................................................................$       177,666   $       179,837
   Due to Host Marriott Corporation and affiliates........................................        120,958           124,370
   Incentive and base management fees due to Marriott International, Inc. ................         20,159            17,172
   Due to Marriott International, Inc. and affiliates.....................................            494             1,956
   Accrued interest and other liabilities.................................................          4,005               829
                                                                                          ---------------   ---------------

      Total Liabilities...................................................................        323,282           324,164
                                                                                          ---------------   ---------------

PARTNERS' DEFICIT
   General Partner........................................................................        (34,783)          (34,814)
   Limited Partners.......................................................................       (106,474)         (109,483)
                                                                                          ---------------   ---------------

      Total Partners' Deficit.............................................................       (141,257)         (144,297)
                                                                                          ---------------   ---------------

                                                                                          $       182,025   $       179,867
                                                                                          ===============   ===============


                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                  Twelve Weeks Ended
                                                                                              March 28,         March 22,
                                                                                                1997              1996
                                                                                          ---------------   ---------------
OPERATING ACTIVITIES
   Net income.............................................................................$         3,040   $         1,729
   Noncash items..........................................................................          5,893             5,245
   Changes in operating accounts..........................................................         (1,743)              (82)
                                                                                          ---------------   ---------------

      Cash provided by operating activities...............................................          7,190             6,892
                                                                                          ---------------   ---------------

INVESTING ACTIVITIES
   Additions to property and equipment, net...............................................         (1,506)           (1,302)
   Change in property improvement funds...................................................           (820)           (1,730)
   Working capital received from (funded to) Marriott International, Inc.
      and affiliates, net.................................................................             90              (150)
                                                                                          ---------------   ---------------

      Cash used in investing activities...................................................         (2,236)           (3,182)
                                                                                          ---------------   ---------------

FINANCING ACTIVITIES
   Repayments to Host Marriott Corporation and affiliates, net............................         (4,825)           (1,036)
   Principal repayments on debt...........................................................         (2,171)           (1,163)
   Deposits to collateral accounts, net...................................................         (1,621)           (2,082)
   Repayments to an affiliate of Marriott International, Inc..............................            (10)               --
                                                                                          ---------------   ---------------

      Cash used in financing activities...................................................         (8,627)           (4,281)
                                                                                          ---------------   ---------------

DECREASE IN CASH AND CASH EQUIVALENTS.....................................................         (3,673)             (571)

CASH AND CASH EQUIVALENTS at beginning of period..........................................          5,228             6,139
                                                                                          ---------------   ---------------
CASH AND CASH EQUIVALENTS at end of period................................................$         1,555   $         5,568
                                                                                          ===============   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid for mortgage and other interest..............................................$         1,149   $           715
                                                                                          ===============   ===============


                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1. The accompanying condensed financial statements have been prepared by Potomac Hotel Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1996.

   In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997, and December 31, 1996, and the results of operations and cash flows for the twelve weeks ended March 28, 1997, and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

   For financial reporting purposes, the Partnership's net income is allocated 99% to the limited partners and 1% to Host Marriott Corporation (the "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax reporting purposes. These differences are due primarily to the use for tax purposes of differing useful lives and accelerated depreciation methods, differing tax bases in contributed capital, and differing timings in the recognition of management fee expense.

   Certain reclassifications were made to the prior quarter condensed financial statements to conform to the current quarter presentation.

2. Revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance, and certain other costs, which are disclosed separately in the condensed statement of operations. Revenues consist of the following operating results (in thousands):
                                                         Twelve Weeks Ended
                                                    March 28,         March 22,
                                                      1997              1996
                                                  -------------   --------------
      HOTEL SALES
        Rooms...................................  $      25,935   $       22,927
        Food and beverage.......................         10,927           10,675
        Other...................................          3,047            2,917
                                                  -------------   --------------
                                                         39,909           36,519
                                                  -------------   --------------
      HOTEL EXPENSES
        Departmental direct costs
           Rooms................................          5,580            5,123
           Food and beverage....................          8,129            7,876
        Other hotel operating expenses..........         10,286            9,823
                                                  --------------  --------------
                                                         23,995           22,822
                                                  --------------  --------------

      HOTEL REVENUES............................  $      15,914   $       13,697
                                                  ==============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to pay debt service on the Partnership's mortgage debt, to pay amounts owed to Host Marriott and Marriott International, Inc. ("MII"), to fund the property improvement funds, and to make deposits to cash collateral accounts. Total cash provided by operations was $7.2 million and $6.9 million for the twelve weeks ended March 28, 1997, and March 22, 1996, respectively. Principal payments of mortgage debt were $2.2 million and $1.2 million for the twelve weeks ended March 28, 1997, and March 22, 1996, respectively. Principal payments to Host Marriott and affiliates were $4.8 million and $1.0 million for the twelve weeks ended March 28, 1997, and March 22, 1996, respectively. Contributions to the property improvement funds were $2.1 million and $1.8 million for the twelve weeks ended March 28, 1997, and March 22, 1996, respectively. Net deposits to cash collateral accounts were $1.6 million and $2.1 million for the twelve weeks ended March 28, 1997, and March 22, 1996, respectively. No cash was distributed to the Partners for the twelve weeks ended March 28, 1997, and March 22, 1996.

The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course. It is anticipated that shortfalls in the furniture, fixtures and equipment ("FF&E") reserve will occur over the next few years. However, the General Partner is working to resolve the expected shortfalls.

Debt

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott or its affiliates, and (iii) MII or its affiliates.

Total Partnership interest expense increased 6% for the twelve weeks ended March 28, 1997, when compared to the same period in 1996 primarily due to increased interest expense on the mortgage loan (the "Bank Loan") for six of the Partnership's hotels (the "Bank Hotels"). The weighted average interest rate on the Bank Loan was 7.4% for the twelve weeks ended March 28, 1997, as compared to 7.2% for the comparable period in 1996.

The Bank Loan matures on December 22, 1997; however, two one-year extensions are available. In order to extend the Bank Loan maturity date until December 22, 1998, the Partnership must provide notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a ratio of greater than 1.2 by June 22, 1997. Based on current debt service coverage tests, the Partnership expects to be able to exercise the first one-year extension of the loan and extend the Bank Loan maturity until December 22, 1998.

Pursuant to the terms of the restated Bank Loan, operating profit from the Bank Hotels and the subordinated portion of the MII base management fee, equal to 1% of gross Bank Hotel sales, in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied to repay Bank Loan principal, advances under the $26 million debt service guaranty (the "Bank Guaranty") provided by Host Marriott and, depending upon the unadvanced balance of the Bank Guaranty, deferred base management fees to MII. As a result, on February 24, 1997, the Partnership repaid $2.2 million in principal on the Bank Loan and $2.2 million to Host Marriott on the Bank Guaranty from 1996 excess operating cash flow from the Bank Hotels. As of March 28, 1997, the balance of the Bank Loan was $177.6 million, and $19.4 million was available under the Bank Guaranty.

In connection with the restructuring of the Bank Loan, Host Marriott agreed to provide an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service. Advances with respect to interest will be made first under the Interest Guaranty and then under the Bank Guaranty or an equivalent "back-up" guaranty provided by MII (the "MII Back-up Guaranty"). No amounts have been advanced under the Interest Guaranty. Additionally, in early 1997, in accordance with the terms of the Interest Guaranty, Host Marriott's liability was reduced from $8 million to $4 million.

Host Marriott advanced funds (the "Host FF&E Loans") to the Partnership from 1991 through 1994 for the purchase of FF&E. The loans are secured by payments from MII under leases from the Partnership for FF&E replacements. On January 3, 1997, the Partnership repaid $2.3 million of principal to Host Marriott on the Host FF&E Loans from funds received from MII as payments on the leases. Therefore, as of March 28, 1997, the balance of the Host FF&E Loans was $2.9 million.

RESULTS OF OPERATIONS

Hotel revenues increased 16% to $15.9 million for the twelve weeks ended March 28, 1997, when compared to the same period in 1996. The increase in revenues is primarily due to the increases in REVPAR at each of the eight Hotels. For the first quarter of 1997, the combined average room rate increased 9% to $116, and the combined average occupancy increased three percentage points to 84%, when compared to the same period in 1996. On a combined basis, the Hotels have all been able to increase their average room rates with little or no negative impact to their average occupancies. It appears that strong demand for the rooms still exists throughout the country.

Incentive management fees, base management fees, and ground rent are calculated generally as a percentage of Hotel sales or Hotel revenues. The increases in these expenses for first quarter 1997 are directly related to the increases in Hotel sales and Hotel revenues for first quarter 1997.

Net income increased 76% to $3.0 million for the twelve weeks ended March 28, 1997 as compared to $1.7 million for the same period in 1996 due to the increase in Hotel revenues as discussed above.

FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward- looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

Neither the Partnership nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial conditions, or results of operations of the Partnership.

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


                                 POTOMAC HOTEL LIMITED PARTNERSHIP

                                 By:     HOST MARRIOTT CORPORATION
                                         General Partner



May 9, 1997                      By:     /s/ Donald D. Olinger
                                         Donald D. Olinger
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)