Form 10-Q
period 1997-06-20
POTOMAC HOTEL LTD PARTNERSHIP
filed 1997-08-04
CIK 357226

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                       For the Quarter ended June 20, 1997

               o Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                       OR
              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
--------------------------------------------------------------------------------

             (Exact name of registrant as specified in its charter)


           Delaware                          52-1240223
--------------------------------       -----------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation organization)


    10400 Fernwood Road
    Bethesda, Maryland                       20817
-------------------------------        -----------------------------------------
(Address of principal executive             (Zip Code)
offices

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

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE NO.
Item 1. Financial Statements

        Condensed Statement of Operations
        Twelve and Twenty-Four Weeks Ended June 20, 1997 and June 14, 1996....1

        Condensed Balance Sheet
        June 20, 1997 and December 31, 1996...................................2

        Condensed Statement of Cash Flows
        Twenty-Four Weeks ended June 20, 1997 and June 14, 1996...............3

        Notes to Condensed Financial Statements...............................4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations...................................6



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................8

                          PART I. FINANCIAL INFORMATION



                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                        Twelve Weeks Ended        Twenty-Four Weeks Ended
                                                                    June 20,       June 14,       June 20,        June 14,
                                                                      1997            1996          1997            1996
                                                                   -----------     -----------   -----------     -------
REVENUES
   Hotel...........................................................$    12,134     $    11,643   $    28,048     $   25,340
   Other...........................................................        151             207           328            366
                                                                   -----------     -----------   -----------     ----------
                                                                        12,285          11,850        28,376         25,706
                                                                   -----------     -----------   -----------     ----------

OPERATING COSTS AND EXPENSES
   Interest........................................................      5,645           5,589        11,490         11,114
   Incentive management fee........................................      2,135           1,951         5,195          4,652
   Depreciation and amortization...................................      1,263           1,292         2,526          2,546
   Base management fee.............................................      1,060           1,023         2,257          2,119
   Property taxes..................................................        795             879         1,602          1,752
   Ground rent, insurance and other................................      1,239             926         2,118          1,604
                                                                   -----------     -----------   -----------     ----------
                                                                        12,137          11,660        25,188         23,787
                                                                   -----------     -----------   -----------     ----------

NET INCOME.........................................................$       148     $       190   $     3,188     $    1,919
                                                                   ===========     ===========   ===========     ==========

ALLOCATION OF NET INCOME
   General Partner.................................................$         1     $         2   $        32     $       19
   Limited Partners................................................        147             188         3,156          1,900
                                                                   -----------     -----------   -----------     ----------

                                                                   $       148     $       190   $     3,188     $    1,919
                                                                   ===========     ===========   ===========     ==========

NET INCOME PER LIMITED
   PARTNER UNIT (1,800 Units)......................................$        82     $       105   $     1,753     $    1,056
                                                                   ===========     ===========   ===========     ==========


                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                                                June 20,      December 31,
                                                                                                  1997            1996
                                                                                               (unaudited)
ASSETS

  Property and equipment, net.................................................................$    156,244   $     155,412
  Due from Marriott International, Inc. and affiliates........................................      11,647          10,870
  Other assets................................................................................       4,746           3,850
  Restricted cash.............................................................................      14,997           4,507
  Cash and cash equivalents...................................................................         974           5,228
                                                                                              ------------   -------------

                                                                                              $    188,608   $     179,867
                                                                                            ============   =============


LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage debt...............................................................................$    177,666   $     179,837
  Due to Host Marriott Corporation and affiliates.............................................     121,952         124,370
  Incentive and base management fees due to Marriott International, Inc.
   and affiliates. ...........................................................................      22,294          17,172
  Due to Marriott International, Inc. and affiliates..........................................         752           1,956
  Accrued interest and other liabilities......................................................       7,053             829
                                                                                              ------------   -------------

     Total Liabilities........................................................................     329,717         324,164
                                                                                              ------------   -------------

PARTNERS' DEFICIT
  General Partner.............................................................................     (34,782)        (34,814)
  Limited Partners............................................................................    (106,327)       (109,483)
                                                                                              ------------   -------------

     Total Partners' Deficit..................................................................    (141,109)       (144,297)
                                                                                              ------------   -------------

                                                                                              $    188,608   $     179,867
                                                                                              ============   =============


                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                               Twenty-Four Weeks Ended
                                                                                                June 20,       June 14,
                                                                                                  1997           1996
                                                                                              ------------     --------
OPERATING ACTIVITIES
    Net income................................................................................$      3,188     $      1,919
    Noncash items.............................................................................       9,457            9,761
    Changes in operating accounts.............................................................       5,398            4,846
                                                                                              ------------     ------------

           Cash provided by operating activities..............................................      18,043           16,526
                                                                                              ------------     ------------

INVESTING ACTIVITIES
    Additions to property and equipment.......................................................      (3,358)          (2,739)
    Change in property improvement funds......................................................      (1,005)          (2,210)
    Working capital received from (funded to)
        Marriott International, Inc. and affiliates, net......................................         168             (262)
                                                                                              ------------     ------------

           Cash used in investing activities..................................................      (4,195)          (5,211)
                                                                                              ------------     ------------

FINANCING ACTIVITIES
    Change in collateral accounts.............................................................     (10,490)          (9,795)
    Repayments to Host Marriott Corporation and affiliates, net...............................      (5,419)          (4,468)
    Principal repayments on mortgage debt.....................................................      (2,171)          (1,163)
    Repayments to affiliates of Marriott International, Inc...................................         (22)              --
                                                                                              ------------     ------------

           Cash used in financing activities..................................................     (18,102)         (15,426)
                                                                                              ------------     ------------

DECREASE IN CASH AND CASH EQUIVALENTS.........................................................      (4,254)          (4,111)

CASH AND CASH EQUIVALENTS at beginning of period..............................................       5,228            6,139
                                                                                              ------------     ------------

CASH AND CASH EQUIVALENTS at end of period....................................................$        974     $      2,028
                                                                                              ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for mortgage and other interest.................................................$      2,080     $      2,253



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

In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997, the results of operations for the twelve and twenty-four weeks ended June 20, 1997, and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

Certain reclassifications were made to the prior year condensed financial statements to conform to the 1997 presentation.

2. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance, and certain other costs, which are disclosed separately in the condensed statement of operations. Hotel revenues consist of the following Hotel operating results (in thousands):


                                                           Twelve Weeks Ended            Twenty-Four Weeks Ended
                                                        June 20,        June 14,         June 20,       June 14,
                                                          1997            1996             1997           1996
                                                      ------------    ------------     ------------   -------------
     HOTEL SALES
        Rooms.........................................$     22,404    $     21,098     $     48,339   $      44,025
        Food and beverage.............................      10,263          10,181           21,190          20,856
        Other.........................................       2,657           2,834            5,704           5,751
                                                      ------------    ------------     ------------   -------------
                                                            35,324          34,113           75,233          70,632
                                                      ------------    ------------     ------------   -------------
     HOTEL EXPENSES
        Departmental Direct Costs
          Rooms.......................................       5,518           5,177           11,098          10,300
          Food and beverage...........................       7,711           7,621           15,840          15,497
        Other hotel operating expenses................       9,961           9,672           20,247          19,495
                                                      ------------    ------------     ------------   -------------
                                                            23,190          22,470           47,185          45,292
                                                      ------------    ------------     ------------   -------------

     HOTEL REVENUES...................................$     12,134    $     11,643     $     28,048   $      25,340
                                                      ============    ============     ============   =============

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

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $4.3 million during the twenty-four weeks ended June 20, 1997. This decrease is primarily due to the deposits made to the cash collateral account.

The Partnership's principal source of cash is cash from operations. Total cash provided by operations increased $1.5 million, to $18.0 million, for the twenty-four weeks ended June 20, 1997, due to improved Hotel operating results.

The Partnership's principal uses of cash are (i) to pay for capital expenditures and fund the property improvement funds, (ii) to make deposits to cash collateral accounts, (iii) to pay amounts owed to Host Marriott Corporation and Marriott International, Inc. ("MII"), and (iv) to pay debt service on the Partnership's mortgage debt.

Cash used in investing activities was $4.2 million for the twenty-four weeks ended June 20, 1997 and $5.2 million for the twenty-four weeks ended June 14, 1996. Cash used in investing activities for the twenty-four weeks ended June 20, 1997, included capital expenditures of $3.4 million, primarily related to the renewals and replacements at the Hotels. In addition, cash used in investing activities included a net deposit of $1 million to the property improvement funds.

Cash used in financing activities was $18.1 million and $15.4 million for the twenty-four weeks ended June 20, 1997, and June 14, 1996, respectively. Cash used in financing activities for the twenty-four weeks ended June 20, 1997, included deposits into the cash collateral accounts of $10.5 million, repayments to Host Marriott Corporation and affiliates of $5.4 million, and repayments on the Partnership's mortgage debt of $2.2 million.

No cash was distributed to the Partners for the twenty-four weeks ended June 20, 1997, and June 14, 1996.

Capital Expenditures

It is anticipated that shortfalls in the property improvement fund for the six hotels financed with the Bank Loan, as defined below will occur over the next few years. However, the General Partner has started discussions with the Manager and the lender and is working to resolve the expected shortfalls.

Debt

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott Corporation or its affiliates, and (iii) MII or its affiliates.

Total Partnership interest expense increased 3% to $11.5 million for the twenty-four weeks ended June 20, 1997, when compared to the same period in 1996 primarily due to increased interest expense on the mortgage loan (the "Bank Loan"). The weighted average interest rate on the Bank Loan was 7.4% for the twenty-four weeks ended June 20, 1997, as compared to 7.2% for the comparable period in 1996.

On June 23, 1997, the Partnership made the required Bank Loan principal payment of $2.5 million. Thus, as of June 23, 1997, the Bank Loan principal balance is $175.2 million.

The Bank Loan was scheduled to mature on December 22, 1997; however, two one-year extensions were available. As required under the Bank Loan, on June 19, 1997, the Partnership provided notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a ratio greater than 1.2 and has successfully extended the Bank Loan maturity to December 22, 1998.

RESULTS OF OPERATIONS

Hotel revenues increased 4% to $12.1 million for the second quarter of 1997 and 11% to $28.0 million for the year-to-date 1997, when compared to the same periods in 1996. The increases in revenues are primarily due to the increases in REVPAR, or revenues per available room, at each of the eight Hotels for the twenty-four weeks ended June 20, 1997.

For the twenty-four weeks ended June 20, 1997, the combined average room rate increased 9% to $110, while combined average occupancy remained stable at 82%, when compared to the same period in 1996. For the twelve weeks ended June 20, 1997, the combined average room rate increased 9% to $104 as a result of increases in the corporate room rate, while combined average occupancy decreased three percentage points to 80% resulting from unexpected cancellations and reduction of group contracts, when compared to the same period in 1996.

Incentive management fees, base management fees, and ground rent are calculated generally as a percentage of Hotel sales or Hotel revenues. The increases in these expenses for the twenty-four and twelve weeks ended June 20, 1997, when compared to the same periods in 1996, are directly related to the increases in Hotel sales and Hotel revenues for these periods.

Net income increased 66% to $3.2 million for the twenty-four weeks ended June 20, 1997, when compared to the same period in 1996 due to the increase in Hotel revenues discussed above.

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


                                       POTOMAC HOTEL LIMITED PARTNERSHIP

                                       By: HOST MARRIOTT CORPORATION
                                       General Partner



                                       By:
                                       -----------------------------------------

                                       Donald D. Olinger
                                       Senior Vice President
                                       and Corporate Controller
                                       (Principal Accounting Officer)
                                       August 1, 1997

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

                                       POTOMAC HOTEL LIMITED PARTNERSHIP

                                       By: HOST MARRIOTT CORPORATION
                                       General Partner



                                       By: /s/ Donald D. Olinger
                                       -----------------------------------------

                                       Donald D. Olinger
                                       Senior Vice President
                                       and Corporate Controller
                                       (Principal Accounting Officer)
                                       August 1, 1997