Form 10-Q
period 1997-09-12
POTOMAC HOTEL LTD PARTNERSHIP
filed 1997-10-27
CIK 357226

Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                    For the Quarter ended September 12, 1997

               X Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                                       OR

                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

Delaware                                52-1240223
---------------------------             -------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation organization)


10400 Fernwood Road
Bethesda, Maryland                      20817
----------------------------            --------------------------------
(Address of principal                   (Zip Code)
executive offices)

        Registrant's telephone number, including area code: 301-380-2070



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X /No

--------------------------------------------------------------------------------
                        POTOMAC HOTEL LIMITED PARTNERSHIP
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION
                                                                       PAGE NO.

Item 1.  Financial Statements

         Condensed Statement of Operations
         Twelve and Thirty-Six Weeks Ended September 12, 1997
         and September 6, 1996................................................1

         Condensed Balance Sheet
         September 12, 1997 and December 31, 1996.............................2

         Condensed Statement of Cash Flows
         Thirty-Six Weeks ended September 12, 1997 and September 6, 1996......3

         Notes to Condensed Financial Statements..............................4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................6



                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.....................................................9

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per unit amounts)

                                                                   Twelve Weeks Ended            Thirty-Six Weeks Ended
                                                              September 12,    September 6,    September 12,   September 6,
                                                                  1997             1996            1997            1996
                                                             --------------   -------------   --------------  -------------
REVENUES
    Hotel....................................................$        7,834   $       6,927   $       35,882  $      32,267
    Other....................................................           146             253              474            619
                                                              --------------   -------------   --------------  -------------
                                                                      7,980           7,180           36,356          32,886
                                                              --------------   -------------   --------------  -------------

OPERATING COSTS AND EXPENSES
    Interest.................................................         5,645           5,738           17,135         16,852
    Incentive management fee.................................           849             876            6,044          5,528
    Depreciation and amortization............................         1,263           1,273            3,789          3,819
    Base management fee......................................           889             833            3,146          2,952
    Property taxes...........................................           777             847            2,379          2,599
    Ground rent, insurance and other.........................           979             782            3,097          2,386
                                                              --------------   -------------   --------------  -------------
                                                                      10,402          10,349          35,590          34,136
                                                              --------------   -------------   --------------   ------------

NET INCOME (LOSS)............................................$       (2,422)  $      (3,169)  $          766  $      (1,250)
                                                              ==============   =============   ==============  =============

ALLOCATION OF NET INCOME (LOSS)
    General Partner..........................................$          (24)  $         (31)  $            8  $         (12)
    Limited Partners.........................................        (2,398)         (3,138)             758         (1,238)
                                                             --------------   -------------   --------------  -------------

                                                                    $(2,422)     $   (3,169)     $   766          $  (1,250)
                                                             ==============   =============   ==============  =============

NET INCOME (LOSS) PER LIMITED
    PARTNER UNIT (1,800 Units)...............................$       (1,332)  $      (1,744)  $          421  $        (688)
                                                             ==============   =============   ==============  =============

                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)

                                                                                            September 12,        December 31,
                                                                                                1997                 1996
                                                                                             (unaudited)
ASSETS

  Property and equipment, net..............................................................$      157,154    $      155,412
  Due from Marriott International, Inc. and affiliates.....................................        10,283            10,870
  Other assets.............................................................................         3,733             3,850
  Restricted cash..........................................................................         9,567             4,507
  Cash and cash equivalents................................................................         1,749             5,228
                                                                                           --------------   ---------------

                                                                                           $      182,486   $       179,867
                                                                                           ==============   ===============


LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage debt............................................................................$      175,167    $      179,837
  Due to Host Marriott Corporation and affiliates..........................................       123,565           124,370
  Incentive and base management fees due to Marriott International, Inc. and affiliates....        23,360            17,172
  Due to Marriott International, Inc. and affiliates.......................................           488             1,956
  Accrued interest and other liabilities...................................................         3,437               829
                                                                                           --------------    --------------

     Total Liabilities.....................................................................       326,017           324,164
                                                                                           --------------    --------------

PARTNERS' DEFICIT
  General Partner..........................................................................       (34,806)          (34,814)
  Limited Partners.........................................................................      (108,725)         (109,483)
                                                                                           ---------------   ---------------

     Total Partners' Deficit...............................................................      (143,531)         (144,297)
                                                                                           --------------    --------------

                                                                                           $      182,486    $      179,867
                                                                                           ==============    ==============

                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                                 Thirty-Six Weeks Ended
                                                                                              September 12,    September 6,
                                                                                                  1997             1996
                                                                                             --------------   -------------
OPERATING ACTIVITIES
    Net income (loss)........................................................................$          766   $      (1,250)
    Noncash items............................................................................        15,009          13,456
    Changes in operating accounts............................................................         1,580           2,887
                                                                                             --------------   -------------

        Cash provided by operating activities................................................        17,355          15,093
                                                                                             --------------   -------------

INVESTING ACTIVITIES
    Additions to property and equipment......................................................        (5,531)         (5,080)
    Working capital received from (funded to) Marriott International, Inc. and affiliates, net          168            (262)
    Change in property improvement funds.....................................................           (46)         (1,349)
                                                                                             --------------   -------------

        Cash used in investing activities....................................................        (5,409)         (6,691)
                                                                                             --------------   -------------

FINANCING ACTIVITIES
    Repayments to Host Marriott Corporation and affiliates, net..............................        (5,663)         (4,575)
    Change in restricted cash................................................................        (5,060)         (3,923)
    Principal repayments on mortgage debt....................................................        (4,670)         (3,663)
    Repayments to affiliates of Marriott International, Inc..................................           (32)             --
                                                                                             --------------   -------------

        Cash used in financing activities....................................................       (15,425)        (12,161)
                                                                                             --------------   -------------

DECREASE IN CASH AND CASH EQUIVALENTS........................................................        (3,479)         (3,759)

CASH AND CASH EQUIVALENTS at beginning of period.............................................         5,228           6,139
                                                                                             --------------   -------------

CASH AND CASH EQUIVALENTS at end of period...................................................$        1,749   $       2,380
                                                                                             ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for mortgage and other interest................................................$        9,442   $       9,605
                                                                                             ==============   =============

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

         In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997; the results of operations for the twelve and thirty-six weeks ended September 12,
         1997, and September 6, 1996; and the statement of cash flows for the thirty-six weeks ended September 12, 1997, and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, real and personal property taxes, ground and equipment rent, insurance, and certain other costs, which are disclosed separately in the condensed statement of operations. Hotel revenues consisted of the following Hotel operating results (in thousands):

                                                         Twelve Weeks Ended              Thirty-Six Weeks Ended
                                                   September 12,    September 6,     September 12,    September 6,
                                                        1997            1996              1997              1996
                                                   --------------  --------------    -------------   --------------
     HOTEL SALES
        Rooms......................................$       19,377  $       18,135    $       67,716  $       62,160
        Food and beverage..........................         8,051           7,456            29,241          28,312
        Other......................................         2,192           2,165             7,896           7,916
                                                   --------------  --------------    --------------  --------------
                                                           29,620          27,756           104,853          98,388
                                                   --------------  --------------    --------------  --------------
     HOTEL EXPENSES
        Departmental Direct Costs
          Rooms....................................         5,330           5,084            16,428          15,384
          Food and beverage........................         6,773           6,583            22,613          22,080
        Other hotel operating expenses.............         9,683           9,162            29,930          28,657
                                                   --------------  --------------    --------------  --------------
                                                           21,786          20,829            68,971          66,121
                                                   --------------  --------------    --------------  --------------

     HOTEL REVENUES................................$        7,834  $        6,927    $       35,882  $       32,267
                                                   ==============  ==============    ==============  ==============


           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Partnership to be different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $3.5 million during the thirty-six weeks ended September 12, 1997. This decrease was due to the use of cash for investing and financing actvities partially offset by cash provided by operating activities.

The Partnership's principal source of cash is cash from operations. Total cash provided by operations increased $2.3 million, to $17.4 million, for the thirty-six weeks ended September 12, 1997, due to improved Hotel operating results.

The Partnership's principal uses of cash are (i) to pay for capital expenditures and to fund the property improvement funds, (ii) to make deposits to restricted cash accounts, (iii) to pay debt service on the Partnership's mortgage debt, and
(iv) to pay amounts owed to Host Marriott Corporation and Marriott International, Inc. ("MII").

Cash used in investing activities was $5.4 million for the thirty-six weeks ended September 12, 1997, and $6.7 million for the thirty-six weeks ended September 6, 1996. Cash used in investing activities for the thirty-six weeks ended September 12, 1997, included capital expenditures of $5.5 million, primarily related to furniture, fixtures, and equipment renewals and replacements at the Hotels.

Cash used in financing activities was $15.4 million and $12.2 million for the thirty-six weeks ended September 12, 1997, and September 6, 1996, respectively. Cash used in financing activities for the thirty-six weeks ended September 12, 1997, included repayments to Host Marriott Corporation and affiliates of $5.7 million, net deposits to restricted cash accounts of $5.1 million for the payment of mortgage debt, and repayments on the Partnership's mortgage debt of $4.7 million.

No cash was distributed to the Partners for the thirty-six weeks ended September 12, 1997, or September 6, 1996.

Capital Expenditures

It is anticipated that shortfalls in the property improvement fund for the six hotels financed with the Bank Loan, as defined below, will occur over the next few years. The General Partner is currently working with the Manager and the lender to resolve the expected shortfalls.

Debt

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott Corporation and its affiliates, and (iii) MII and its affiliates.

Total Partnership interest expense increased 2% to $17.1 million for the thirty-six weeks ended September 12, 1997, when compared to the same period in 1996 primarily due to increased interest expense on the mortgage loan (the "Bank Loan"). The weighted average interest rate on the Bank Loan was 7.4% for the thirty-six weeks ended September 12, 1997, as compared to 7.2% for the comparable period in 1996.

On June 23, 1997, the Partnership made the required Bank Loan principal payment of $2.5 million. Thus, the Bank Loan principal balance was $175.2 million as of September 12, 1997.

The Bank Loan was scheduled to mature on December 22, 1997; however, two one-year extensions were available. As required under the Bank Loan, on June 19, 1997, the Partnership provided notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a ratio greater than 1.2 and has successfully extended the Bank Loan maturity to December 22, 1998.

RESULTS OF OPERATIONS

Hotel revenues increased 11% to $35.9 million for the year-to-date 1997 and 13% to $7.8 million for the third quarter of 1997, when compared to the same periods in 1996. The increases in revenues were primarily due to the increases in REVPAR, or revenues per available room, at each of the eight Hotels for the thirty-six weeks ended September 12, 1997.

For the thirty-six weeks ended September 12, 1997, the combined average room rate increased 9% to $105, while combined average occupancy decreased slightly to 80%, when compared to the same period in 1996. For the twelve weeks ended September 12, 1997, the combined average room rate increased 9% to $95, and combined average occupancy decreased two percentage points to 76%, when compared to the same period in 1996. The increase in average room rate was due to the strong transient demand in many of the Hotel's markets that allowed the Hotels to increase their corporate room rates and sell more rooms at the higher-rated corporate room rates over the lower-rated group room rates.


Incentive management fees, base management fees, and ground rent generally are calculated as a percentage of Hotel sales or Hotel revenues. The increases in these expenses for the thirty-six and twelve weeks ended September 12, 1997, when compared to the same periods in 1996, were directly related to the increases in Hotel sales and Hotel revenues for these periods.

The Partnership generated net income of $766,000 for the thirty-six weeks ended September 12, 1997 as compared to a net loss of $1.3 million for the same period in 1996. The increase was due to the increase in Hotel revenues discussed above.

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


                                            POTOMAC HOTEL LIMITED PARTNERSHIP

                                            By: HOST MARRIOTT CORPORATION
                                                General Partner



                                            By: /s/ Donald D. Olinger
                                                Donald D. Olinger
                                                Senior Vice President and
                                                Corporate Controller
                                                (Principal Accounting Officer)
                                                October 24, 1997