Form 10-K
period 1997-12-31
POTOMAC HOTEL LTD PARTNERSHIP
filed 1998-03-30
CIK 357226

Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

                    X Annual Report Pursuant to Section 13 or
                     15(d) of the Securities Exchange Act of
                                      1934
                   For the fiscal year ended December 31, 1997

                                       OR

                    Transition Report Pursuant to Section 13
                     or 15(d) of the Securities Exchange Act
                                     of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

           Delaware                                       52-1240223
--------------------------------------------- ----------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

     10400 Fernwood Road
     Bethesda, Maryland                                    20817
--------------------------------------------- ----------------------------------
   (Address of principal executive offices)             (Zip Code)

        Registrant's telephone number, including area code: 301-380-2070
           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
               Securities registered pursuant to Section 12(g) of the Act:
                      Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)


                       Documents Incorporated by Reference
                 Index to Exhibits is located on pages 53 to 58

================================================================================
                        POTOMAC HOTEL LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.

                                     PART I

Item 1.      Business.....................................................  1

Item 2.      Properties....................................................10

Item 3.      Legal Proceedings.............................................15

Item 4.      Submission of Matters to a Vote of Security Holders...........15


                                     PART II

Item 5.      Market For The Partnership's Limited Partnership Units
             and Related Security Holder Matters...........................16

Item 6.      Selected Financial Data.......................................16

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.....................................17

Item 8.      Financial Statements and Supplementary Data...................26

Item 9.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure................ .....................44


                                    PART III

Item 10.     Directors and Executive Officers..............................44

Item 11.     Management Remuneration and Transactions......................46

Item 12.     Security Ownership of Certain Beneficial
             Owners and Management.........................................46

Item 13.     Certain Relationships and Related Transactions................47


                                     PART IV

Item 14.     Exhibits, Supplemental Financial Statement Schedules
             and Reports on Form 8-K.......................................53

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


                                     PART I

ITEM 1.      BUSINESS

Description of the Partnership

Potomac Hotel Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed in December 1981 to acquire, develop, own, and operate hotels. As of December 31, 1997, the Partnership owned eight full-service hotels (collectively the "Hotels"): (i) the 411-room Albuquerque Marriott Hotel in Albuquerque, New Mexico; (ii) the 299-room Greensboro-High Point Marriott Hotel in Greensboro, North Carolina; (iii) the 386-room Houston Marriott Medical Center Hotel in Houston, Texas; (iv) the 605-room Miami Biscayne Bay Hotel in Miami, Florida; (v) the 337-room Marriott Mountain Shadows Resort in Scottsdale, Arizona; (vi) the 375-room Raleigh Marriott Hotel in Raleigh, North Carolina;
(vii) the 459-room Seattle Sea-Tac Airport Marriott Hotel in Seattle, Washington; and (viii) the 310-room Tampa Westshore Marriott Hotel in Tampa, Florida. All of the Partnership's Hotels were originally owned by, and acquired from, Host Marriott Corporation. See Item 2 "Properties."

The sole general partner of the Partnership is Host Marriott Corporation, a publicly traded Delaware corporation ("Host Marriott" or the "General Partner").

The Partnership is engaged solely in the business of owning and operating hotels and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland, 20817.

The Hotels are operated as part of the Marriott full-service hotel system and are managed by Marriott International, Inc. ("MII") or Marriott Hotel Services, Inc. ("MHSI"), which is a subsidiary of MII, (collectively the "Managers"). The Hotels have the right to use the Marriott name pursuant to the management agreements, and if these management agreements are terminated, the Partnership will lose that right for all purposes. See Item 13 "Certain Relationships and Related Transactions."

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

Organization of the Partnership

On July 16, 1982, 1,800 limited partnership interests (the "Units") in the Partnership were sold pursuant to a public offering at $10,000 per Unit. The
Partnership commenced operations on July 17, 1982. The Partnership acquired by capital contribution from the General Partner five existing hotels (including one undergoing substantial renovation), three hotels under construction, and sites for three hotels planned to be developed. Pursuant to the Partnership Agreement, the General Partner simultaneously withdrew as a return of capital $186,527,000 that was borrowed by the Partnership under its original loan. The Partnership completed the construction and renovation of the hotels in progress and developed hotels on each of the three development sites. At year-end 1984, the Partnership owned 11 hotels. On January 31, 1986, the Partnership sold its 307-room Denver West Hotel to the General Partner in accordance with the provisions of its original bank loan and the terms of the Partnership Agreement. On December 17, 1993, the Raleigh Hotel was foreclosed upon. On February 4, 1994, and March 23, 1994, the Tampa and Point Clear Hotels, respectively, were foreclosed upon. The Partnership repurchased the Raleigh Hotel on May 20, 1994, and the Tampa Hotel on July 11, 1994, using proceeds from two loans advanced from a subsidiary of Host Marriott. On August 22, 1995, the Partnership sold its Dallas Hotel to a wholly-owned subsidiary of Host Marriott. The Partnership owned eight hotels as of December 31, 1997.

Debt Financing

General

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott or affiliates, and (iii) MII or affiliates. The Partnership's debt is discussed below.

Bank Loan

On December 22, 1987, the Partnership borrowed $245 million (the "Bank Loan") from the Bank Lender for seven of the Partnership's Hotels (the "Bank Hotels"). The Bank Loan bore interest at an effective fixed rate of 10.37% and required monthly interest payments with the entire principal balance due at maturity. The Bank Loan matured on December 22, 1994, and was not repaid at that time because the Partnership had insufficient funds to do so. Host Marriott provided a $26 million debt service guaranty (the "Bank Guaranty") on the Bank Loan, and MII provided an equivalent "backup" guaranty which must be funded only if Host Marriott does not fund under its guaranty.

Restructured Bank Loan

On August 22, 1995, the General Partner and the Bank Lender successfully completed the restructuring and extension of the Bank Loan. The principal terms of the restructured Bank Loan are as follows: (i) the General Partner advanced $10 million under the Bank Guaranty, which was used to pay down principal on the Bank Loan (advances under the Bank Guaranty bear interest at an annual rate equal to the prime rate, as announced by Bankers Trust Company); (ii) the Partnership used $44 million of proceeds from the sale of the Dallas Hotel to repay principal on the Bank Loan; (iii) the maturity of the Bank Loan was extended to December 22, 1997, with two additional one-year extensions available if certain debt service coverage tests are met; (iv) semi-annual payments of interest at the six-month London Interbank Offered Rate ("LIBOR") plus 1.5 percentage points and annual payments of principal of $5 million during the first three years of the restructured loan and $6 million during any extension periods; (v) the General Partner's liability under the Bank Guaranty remained at $26 million (subject to a credit for the advance of $10 million described in (i) above); (vi) MII continued its "backup" guaranty ( the "MII Backup Guaranty"), under which MII agreed to advance any amounts not advanced by Host Marriott under the Bank Guaranty; (vii) Host Marriott (but not MII) agreed to an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service (advances in respect to interest will be made first under the Interest Guaranty then under the Bank Guaranty or the MII Backup Guaranty); (viii) the Interest Guaranty is to be reduced each year by $4 million less any Interest Guaranty advances as of the date such reduction is to occur and the Interest Guaranty will be increased by $4 million for each extension period, if applicable (the remaining liability under the Bank Guaranty and the MII Backup Guaranty in any event must at least be equal to the scheduled amortization payments due during the extension periods); (ix) all Partnership cash relating to the Bank Hotels (including the Bank Hotels property improvement fund and the subordinated base management fees) collateralize the Bank Loan; (x) the Bank Lender was paid a fee of $573,000 for the successful restructuring of the Bank Loan; and (xi) the Bank Lender required MII to terminate the management agreement related to the Bank Hotels (the "MII Management Agreement") and to forgive the deferred balances of base and incentive management fees outstanding as of December 31, 1994. The Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees. In addition, the Bank Lender required a portion of the base management fee equal to 1% of gross Bank Hotel sales and a portion of the property improvement fund contribution equal to 1% of gross Bank Hotel sales to be subordinated to the payment of debt service.

The Bank Loan was scheduled to mature on December 22, 1997; however, two one-year extensions were available. As required under the Bank Loan, on June 19, 1997, the Partnership provided notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a required ratio greater than 1.2 and successfully extended the Bank Loan maturity to December 22, 1998. An additional one-year extension is available under the Bank Loan, and in order to extend the loan to December 22, 1999, the Partnership must provide notice of its intent to extend the loan along with adequate debt service coverage tests to the lender by June 22, 1998. Based on current debt service coverage tests, the Partnership expects to be able to exercise the additional one-year extension of the loan upon its maturity on December 22, 1998.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, and the subordinated portion of the base management fee from the Bank Hotels in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal and (ii) 50% to pay principal and interest on advances under the Bank Guaranty, until the unadvanced portion of the Bank Guaranty is replenished to a balance of $20.0 million. Thereafter, excess cash in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal, (ii) 25% to pay principal and interest on advances under the Bank Guaranty, and (iii) 25% to repay deferred base management fees to MII.

As of December 31, 1997 and 1996, the principal balance of the Bank Loan was $172.7 million and $179.8 million, respectively. As of December 31, 1997 and 1996, $8.5 million and $10.0 million including accrued interest, respectively, was outstanding pursuant to the Bank Guaranty. On February 23, 1998, in accordance with the cash flow priorities described in the preceding paragraph, the Partnership repaid $3.8 million in principal on the Bank Loan, $2.2 million to Host Marriott on the Bank Guaranty, and $1.5 million to MII for deferred base management fees using amounts in the collateral account. Therefore, as of February 23, 1998, the balance on the Bank Loan was $168.9 million, $21.6 million was available under the Bank Guaranty, and deferred base management fees payable to MII were $2.1 million. The weighted average interest rate on the Bank Loan was 7.46% for 1997, 7.26% for 1996, and 7.89% for 1995. At December 31,
1997, the interest rate on the Bank Loan was 8.25%. The weighted average interest rate on the Bank Guaranty was 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate on the Bank Guaranty was 8.50%.

No amounts were advanced under the Interest Guaranty during 1997. Additionally on December 22, 1997, in accordance with the terms of the Interest Guaranty, the amount available was increased from $4 million to $8 million, and in early 1998, the amount available was reduced to $4 million.

Raleigh and Tampa Loans

The Partnership repurchased the Raleigh Hotel and the Tampa Hotel on May 20, 1994, and July 11, 1994, respectively, with funding provided by non-recourse loans to the Partnership from a wholly-owned subsidiary of Host Marriott.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14.0 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. Cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A, and (iii) interest on Raleigh Note B. The remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1997 and 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $3.8 million and $4.8 million, respectively.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10.0 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. Cash flow from the Tampa Hotel is used to pay debt service in the following order of priority:
(i) interest on Tampa Note A, (ii) principal on Tampa Note A, and (iii) interest on Tampa Note B. The remaining cash flow is used to pay principal on Tampa Note
B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1997 and 1996, the Tampa Note A principal balance was $9.7 million, and the Tampa Note B principal balance was $5.4 million and $6.1 million, respectively.

Both of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

Furniture, Fixtures and Equipment Loans

Prior to December 22, 1994, the Bank Loan and MII Management Agreement, as defined in Item 13 "Certain Relationships and Related Transactions", required the Partnership to deposit funds in an escrow account (based on a percentage, ranging from 1% to 5%, of Bank Hotel sales) to be used to replace furniture, fixtures and equipment ("FFE") at the Bank Hotels. Additionally, the Bank Loan required the General Partner to fund up to $30 million of these reserves, if necessary (the "FF&E Guaranty"). The MII Management Agreement contained a similar reserve requirement for the Raleigh Hotel, Tampa Hotel, and Point Clear Hotel (the "S&L Hotels").

Host Marriott advanced funds (the "Host FF&E Loans") for the purchase of FF&E for the Bank Hotels from 1991 through 1994 pursuant to the FF&E Guaranty and also provided loans for the purchase of FF&E at the S&L Hotels for 1991 and 1992. The Host FF&E Loans bear interest at the prime rate and are to be repaid in annual installments over six years. As of December 31, 1997 and 1996, $2.9 million and $5.2 million was outstanding under the Host FF&E Loans. The weighted average interest rate was 8.44% for 1997, 8.27% for 1996 and 8.85% for 1995. At December 31, 1997, the interest rate was 8.50%.

Subsequent to year-end, the Partnership repaid $1.4 million of principal to Host Marriott on the Host FF&E Loans, thereby reducing the balance on the Host FF&E Loans to $1.5 million.

These loans are non-recourse to the Partnership and its partners and are secured by payments from MII under the FF&E Leases, as defined in Note 8. Interest expense on these loans is offset by lease payments received under the MII FF&E Leases. As of December 31, 1997 and 1996, MII owed $2.9 million plus accrued interest to the Partnership pursuant to these agreements with the final installment due on December 31, 1999. Subsequent to year-end, MII repaid $1.5 million of principal to the Partnership on the MII FF&E Leases.

Since 1995 the Bank Hotels' FF&E funding requirements have been met through contributions to a property improvement fund for the combined Bank Hotels. Since its acquisition date in 1994, the FF&E funding requirements for the Tampa Hotel have been met through the establishment of a property improvement fund for the Hotel. However, the Raleigh Hotel required additional funds, as described below. See Note 8 for further details on the property improvement funds.

Raleigh Hotel Furniture, Fixtures and Equipment Loans

In 1995, Host Marriott and MHSI each provided an unsecured loan to the Partnership in the amount of $350,000 ("Raleigh $350,000 FF&E Loans") to fund costs of a softgoods rooms renovation at the Raleigh Hotel in excess of amounts available in the Hotel's property improvement fund. Each Raleigh $350,000 FF&E Loan was fully advanced to the Partnership by January 24, 1995. The Raleigh $350,000 FF&E Loans bear interest at the prime rate. Payments on the loans are made each accounting period from a portion of the property improvement fund contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $350,000 FF&E Loans are due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2005. Interest accrued in 1995 was added to the principal balance of each of the loans. As of December 31, 1997 and 1996, $298,000 and $342,000,
respectively, was due on each of the Raleigh $350,000 FF&E Loans. The weighted average interest rate was 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate on the Raleigh $350,000 FF&E Loans was 8.50%.

In 1996, Host Marriott provided another unsecured loan to the Partnership in the amount of $700,000 ("Raleigh $700,000 FF&E Loan") to fund costs of a casegoods rooms renovation at the Raleigh Hotel in excess of the amounts available in the Hotel's property improvement fund. The Raleigh $700,000 FF&E Loan was fully advanced to the Partnership by December 9, 1996. The Raleigh $700,000 FF&E Loan bears interest at the prime rate plus 0.5%. Payments on the loan are made each accounting period from a portion of the property improvement fund contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $700,000 FF&E Loan is due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2003. As of December 31, 1997 and 1996, $571,000 and $658,000, respectively, was due on the Raleigh $700,000 FF&E Loan. The weighted average interest rate was 8.94% for 1997 and 8.75% for 1996. At December 31, 1997, the interest rate was 9.00%.

Other Loans

As of December 31, 1997, the Partnership also owed Host Marriott $88.8 million including accrued interest, as follows: (i) $64.4 million related to the original debt service guaranty advances provided by Host Marriott (the "Host
Marriott Guaranty" and the "S&L Guaranty"); (ii) $8.5 million related to the Bank Guaranty; (iii) $5.4 million related to working capital advances; (iv) $8.9 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.6 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition. All of the above-mentioned advances bear interest at the prime rate as announced by Bankers Trust Company with a weighted average interest rate of 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the
interest rate was 8.50%.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees, which is outstanding upon dissolution of the Partnership must be repaid before any cash distributions can be made to the partners.

Material Contracts

Bank Hotels Management Agreement

In connection with the restructuring of the Bank Loan, effective December 31, 1994, the Partnership and MII entered into a management agreement (the "Bank Hotels Management Agreement") which replaced the original MII Management Agreement. The Bank Hotels Management Agreement provides for a base management fee equal to 3% of gross Bank Hotel sales and contributions equal to 5% of gross Bank Hotel sales to be made to the Bank Hotels' property improvement fund. A portion of the base management fee equal to 1% of gross Bank Hotel sales and a portion of the Bank Hotels' property improvement fund contribution equal to 1% of gross Bank Hotel sales are subordinate to the payment of debt service on the Bank Loan. The Manager will continue to earn incentive management fees equal to 20% of hotel operating profit (as defined, calculated before debt service on the Bank Loan) and additional incentive management fees, after certain returns to the Partnership. Incentive management fees will continue to be subordinate to the payment of debt service and to the repayment of all guaranties. As of December 31, 1997, deferred base and incentive management fees were $3.6 million and $22.2 million, respectively. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Raleigh and Tampa Management Agreements

The Raleigh and Tampa Hotels are managed by MHSI pursuant to separate management agreements ("MHSI Agreements"). The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI, at its option, has the right to renew the agreements for up to two successive eight-year terms. The MHSI Agreements provide for payment to MHSI of a base management fee equal to 3% of each Hotel's gross sales and an incentive management fee equal to 20% of each Hotel's operating profit. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Ground Leases

The Partnership leases the land on which the Albuquerque, Greensboro, Houston, Miami, and Tampa Hotels are located from unrelated parties. For a description of the terms of the ground leases, see Item 2 "Properties."

Competition

Demand in the U.S. lodging industry continues to be strong as a result of an improved economic environment and a corresponding increase in domestic business and leisure travel. Also, the upscale full-service hotel segment has benefited from a continued low room supply growth rate, which is attributable to several factors including the limited availability of attractive building sites for full-service hotels and the lack of available financing for new full-service hotel construction. The cyclical nature of the U.S. lodging industry has been demonstrated over the past two decades. Low hotel profitability during the 1974-1975 recession led to a prolonged slump in new construction, to high occupancy rates, and to real price increases in the late 1970s and early 1980s. Changes in tax and banking laws during the early 1980s precipitated a construction boom which peaked in 1986 but created an oversupply of hotel rooms that had not been absorbed fully by increased demand. This caused a significant decrease in new hotel development the early 1990s which has resulted in a gradual U.S. hotel supply/demand imbalance.

The Partnership's Hotels compete with other major lodging brands in the regions in which they operate. Competition in the regions is based primarily on the level of service, quality of accommodations, convenience of locations, and room rates of each hotel. The Partnership believes that its inclusion within the nationwide Marriott full-service hotel system provides advantages of name recognition; centralized reservations and advertising; system-wide marketing and promotion; and centralized purchasing, training, and support services. Additional competitive information is set forth in Item 2 "Properties" with respect to each of the Hotels.

Conflicts of Interest

Since the General Partner, MII, and their affiliates own and/or operate hotels other than those owned by the Partnership, potential conflicts of interest may exist. With respect to these potential conflicts of interest, the General Partner, MII, and their affiliates retain a free right to compete with the Partnership's Hotels, including the right to retain existing hotels which may compete with the Partnership's Hotels and to develop competing hotels in markets in which the Partnership's Hotels are located. Under Delaware law, the General Partner has a fiduciary duty to the Partnership and is required to exercise good faith and loyalty in all its dealings with respect to Partnership affairs.

Under Delaware law, the General Partner has unlimited liability for the obligations of the Partnership, unless those obligations are by contract without recourse to the partners of the Partnership. Since the General Partner is entitled to manage and control the business and operations of the Partnership and since certain actions taken by the General Partner or the Partnership could expose the General Partner to liability that is not shared by the limited partners (for example tort liability, environmental liability, or the General Partner's liability under its guaranties), this control could lead to conflicts of interest.

Policies with Respect to Conflicts of Interest

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

(iii) no rebates or concessions may be received by the General Partner or the applicable affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement;

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

Employees

The Partnership has no employees. However, the employees of the General Partner are available to perform services for the Partnership. The Partnership reimburses the General Partner for the costs of providing such services. See
Item 11 "Management Remuneration and Transactions" for information regarding payments made to the General Partner for the cost of providing administrative services to the Partnership.

The Hotels are staffed by employees of MII and/or MHSI.

ITEM 2.         PROPERTIES

The Partnership consisted of eight full-service hotels as of December 31, 1997, each of which is described below.

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

Competition

Studies indicate that currently six hotels with approximately 1,800 rooms directly compete with the Albuquerque Marriott Hotel in the Albuquerque market.

Ground Lease

The Hotel site is subject to a ground lease with an initial term expiring in July 2032 and with three renewal options of 10 years each. The ground lease provides for annual rent equal to the greater of (i) 3.5% of annual gross room sales or (ii) $155,000 for the first 10 years and $165,000 thereafter during the initial term of the lease. For periods subsequent to the initial term of the lease, annual rent will equal the greatest of (i) 3.5% of annual gross room sales, (ii) $165,000, or (iii) 10% of the fair market value of the land, determined in each case as of each renewal date of the lease.

Greensboro-High Point Marriott Hotel - Greensboro, North Carolina

Location

The Greensboro-High Point Marriott Hotel is located on approximately 15 acres of leased land on the grounds of the Greensboro-High Point Regional Airport which serves the cities of Greensboro, High Point, and Winston-Salem.

Description

The Hotel, which opened in June 1983, is a six-story tower containing 299 guest rooms including a concierge floor, two restaurants, a lounge, and approximately 9,000 square feet of space for banquets and conventions. Parking for 500 cars is provided. In addition, the Hotel has two lighted tennis courts, an indoor/outdoor pool with a 1,200-square foot deck for banquet functions, a hydrotherapy pool, a gift shop, and a health club.

Competition

Studies indicate that currently three hotels containing approximately 1,500 rooms directly compete with the Greensboro-High Point Marriott Hotel in the Greensboro market.

Ground Lease

The Hotel site is subject to a ground lease from the Greensboro-High Point Airport Authority with an initial term expiring in June 2008 and with an option to extend for an additional 15 years. Additional renewal options totaling 20 years are available if the Hotel is expanded to 500 rooms. The lease calls for an annual rent equal to the greater of (i) 2.25% of the annual gross room sales plus 2% of the annual gross alcoholic beverage sales plus 1% of the annual gross food sales or (ii) $127,000.

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

Competition

Studies indicate that currently six hotels containing approximately 1,600 rooms directly compete with the Houston Marriott Medical Center Hotel in the Houston market.

Ground Lease

The land on which the Hotel is located is subject to a ground lease with an initial term expiring in August 2009 with five 10-year renewal options. The lease provides for annual rental equal to the greater of (i) $160,000 or (ii) 3% of the first $15 million of annual gross room sales plus 3.25% of annual gross room sales in excess of $15 million.

Miami Biscayne Bay Hotel - Miami, Florida

Location

The Miami Biscayne Bay Hotel is located on a leased parcel of land of approximately 1.9 acres plus space and facilities in an adjacent building in a residential and commercial project located on Biscayne Bay in downtown Miami.

Description

The Hotel, which opened in December 1983, is a 31-story tower which has 605 guest rooms, one restaurant, an indoor lounge, and cocktail service in the lobby. Approximately 14,000 square feet of space with facilities for conventions and banquets is available. Parking is provided for 288 cars. In addition, the Hotel has an outdoor pool, a recreation deck, a game room, a gift shop, and a health club.

Competition

Studies indicate that currently five hotels containing approximately 2,500 rooms directly compete with the Miami Biscayne Bay Hotel in the Miami market.

Ground Lease

The Hotel site is subject to a ground lease with an initial term expiring in December 2008, with renewal options for five successive 10-year periods. The lease calls for annual rental of the greater of (i) $1.0 million or (ii) 4% of annual gross room sales plus 3% of annual gross food and beverage sales.

Marriott's Mountain Shadows Resort - Scottsdale, Arizona

Location

The Mountain Shadows Resort Hotel is located on approximately 25 acres of fee-owned land in Scottsdale, approximately 10 miles north of the Phoenix Sky

Harbor International Airport. Host Marriott owns land adjacent to the site, on which an 18-hole executive-style golf course is located.

Description

Mountain Shadows opened in 1959 and was acquired by the Partnership in 1982. A major renovation program was completed in 1983. The Hotel contains 337 guest rooms as well as three pools, two hydrotherapy pools, eight lighted tennis courts, and a fitness center. Hotel guests have full privileges at the Mountain Shadows Golf Club which offers an 18-hole executive-style golf course. In addition, guests of the Hotel have access to the Camelback Inn Country Club owned by MII (which is approximately two miles from the Hotel and offers two 18-hole championship golf courses) and the Camelback Inn spa located on the Camelback Inn resort grounds. Dining facilities at the Hotel include a family restaurant, a specialty seafood restaurant, and an outdoor terrace. The Hotel's restaurants can accommodate seating for 430. In addition, the Mountain Shadows Golf Club offers a restaurant/snack bar, a bar, and a patio area. The Hotel has more than 15,000 square feet of space for conventions and banquets. Parking is available for approximately 740 cars.

Competition

Studies indicate that currently five hotels containing approximately 1,500 rooms directly compete with Marriott's Mountain Shadows Resort in the Scottsdale market.

Raleigh Marriott Hotel - Raleigh, North Carolina

Location

The Raleigh Marriott Hotel is located on approximately 10 acres of fee-owned land at the entrance to Crabtree Valley Mall in northwest Raleigh. The Raleigh-Durham Airport and the Research Triangle Park are located ten and seventeen miles west of the site, respectively. Downtown Raleigh is two miles east of the site.

Description

The Hotel, which opened in March 1982, includes 375 guest rooms, one restaurant, a cocktail lounge, and approximately 8,300 square feet of space for conventions and banquets. Parking for approximately 571 cars is provided. In addition, the Hotel offers an indoor/outdoor pool, a concierge lounge, sauna and hydrotherapy facilities, a health club, and a gift shop.

Competition

Studies indicate that currently three hotels with approximately 900 rooms directly compete with the Raleigh Marriott Hotel in the Raleigh market.

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

Competition

Studies indicate that currently four hotels containing approximately 1,500 rooms directly compete with the Seattle Marriott Hotel Sea-Tac Airport in the Seattle market.

Tampa Westshore Hotel - Tampa, Florida

Location

The Tampa Hotel is located on a leased parcel of land of approximately seven acres in a major office development just off I-75 on North Westshore Boulevard. The Hotel is approximately two miles from the Tampa International Airport and five miles from downtown Tampa.

Description

The Hotel, which opened in July 1981, consists of a 13-story Hotel tower, a one-and-one-half story lobby, and meeting space. The facilities include 310 guest rooms, a restaurant, a sports bar, a concierge lounge, and approximately 8,400 square feet of space for conventions and banquets. Parking for more than 400 cars is provided. In addition, the Hotel has an indoor/outdoor pool, a hydrotherapy pool, a health club, a game room, and a gift shop.

Competition

Studies indicate that currently eleven hotels containing approximately 3,200 rooms directly compete with the Tampa Westshore Hotel in the Tampa market.

Ground Lease

The Hotel is subject to a ground lease with an initial term expiring in July 2006 with five 10-year renewal options. The lease provides for a percentage rent equal to the greater of (i) 3% of gross room sales plus 1% of gross food sales plus 1% of gross alcoholic beverage sales or (ii) $96,000 per year.


ITEM 3.         LEGAL PROCEEDINGS

Neither the Partnership nor the Hotels are presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotels, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition, or results of operations of the Partnership.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS
          AND RELATED SECURITY HOLDER MATTERS

There is currently no public market for the Units, and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of each fiscal quarter and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1997, there were 1,154 holders of record of the 1,800 Units.

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


ITEM 6.   SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1997, presented in accordance with generally accepted accounting principles. Due to the foreclosures on the Raleigh, Tampa, and Point Clear Hotels in 1993 and 1994 and the sale of the Dallas Hotel in 1995, operating results for the years presented are not comparable:



                                                  1997          1996           1995          1994          1993
                                                  ----          ----           ----          ----          ----
                                                              (in thousands, except per unit amounts)

Revenues     ..................................$    51,038   $    46,696   $    76,632   $    45,233    $    48,830
                                               ===========   ===========   ===========   ===========    ===========

Net (loss) income before
   extraordinary items.........................$    (2,825)  $    (1,841)  $    20,045   $   (22,741)   $   (21,729)
Extraordinary items............................         --            --       146,303        47,168         17,148
                                               -----------   -----------   -----------   -----------    -----------
Net (loss) income..............................$    (2,825)  $    (1,841)  $   166,348   $    24,427    $    (4,581)
                                               ===========   ===========   ===========   ===========    ===========

Net (loss) income per limited partner unit (1,800 Units):
   Net (loss) income before
      extraordinary items......................$    (1,554)  $    (1,013)  $     7,720   $   (12,508)   $   (11,951)
   Extraordinary items.........................         --            --        80,467        21,109          9,432
                                               -----------   -----------   -----------   -----------    -----------
   Net (loss) income...........................$    (1,554)  $    (1,013)  $    88,187   $     8,601    $    (2,519)
                                               ===========   ===========   ===========   ===========    ===========

Total assets ................................. $   178,224   $   179,867   $   176,521   $   196,061   $    203,251
                                               ============   ===========   ===========   ===========   ============

Total liabilities..............................$   325,346   $   324,164   $   318,977   $   506,865    $   538,482
                                               ===========   ===========   ===========   ===========    ===========

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


CAPITAL RESOURCES AND LIQUIDITY

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $2.0 million for 1997. This decrease was due to the use of cash for investing and financing activities partially offset by cash provided by operating activities.

The Partnership's principal source of cash is cash from Hotel operations. Total cash provided by operations increased $1.5 million, to $20.9 million, for 1997 due to improved Hotel operating results.

The Partnership's principal uses of cash are (i) to pay for capital expenditures and to fund the property improvement funds, (ii) to make deposits to the restricted cash accounts, (iii) to pay debt service on the Partnership's mortgage debt, and (iv) to pay amounts owed to Host Marriott and MII. No cash was distributed to the Partners for the years ended December 31, 1997, 1996 and 1995. Amounts owed by the Partnership to Host Marriott and MII are significant, and it will be many years before cash from operations would be available to the Partners.

Cash used in investing activities decreased to $7.8 million in 1997 from $10.2 million in 1996. Cash used in investing activities included cash paid for FF&E of $7.3 million in 1997 compared to $9.9 million in 1996.

Cash used in financing activities increased to $15.1 in 1997 from $10.0 million in 1996. Cash used in financing activities for 1997 included repayments on the Partnership's mortgage debt of $7.2 million, repayments to Host Marriott and affiliates of $6.1 million, and net deposits to restricted cash accounts of $1.8 million.

Liquidity/Capital Expenditures

The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course during 1998. However, it is anticipated that shortfalls in the property improvement fund for the Bank Hotels will occur after 1998. The General Partner is currently working with the Manager to resolve the expected shortfalls.

Mortgage Debt

Restructured Bank Loan

During 1997, the Partnership repaid $7.1 million on the restructured mortgage debt related to six of the Partnership hotels (the "Bank Loan"). The outstanding principal balance on December 31, 1997 was $172.7 million. On February 23, 1998, in accordance with the cash flow priorities, the Partnership repaid an additional $3.8 million in principal on the Bank Loan. Therefore, as of February 23, 1998, the balance on the Bank Loan was $168.9 million. The weighted average interest rate on the Bank Loan was 7.46% for 1997. At December 31, 1997, the interest rate on the Bank Loan was 8.25%.

The Bank Loan was scheduled to mature on December 22, 1997; however, two one-year extensions were available. As required under the Bank Loan, on June 19, 1997, the Partnership provided notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a required ratio greater than 1.2 and successfully extended the Bank Loan maturity to December 22, 1998. An additional one-year extension is available under the Bank Loan, and in order to extend the loan to December 22, 1999, the Partnership must provide notice of its intent to extend the loan along with adequate debt service coverage tests to the lender by June 22, 1998. Based on current debt service coverage tests, the Partnership expects to be able to exercise the additional one-year extension of the loan upon its maturity on December 22, 1998.

Raleigh and Tampa Loans

During 1997, the Partnership repaid $1.7 million on the mortgage debt related to the Raleigh and Tampa hotels (the "Raleigh and Tampa Loans"). As of December 31, 1997, the outstanding principal balances on the Raleigh and Tampa Loans were $17.3 million and $15.1 million, respectively.

For additional information regarding the mortgage debt and other Partnership loans, see Note 6 of the financial statements.

Material Contracts

Bank Hotels Management Agreement

In connection with the restructuring of the Bank Loan, effective December 31, 1994, the Partnership and MII entered into a management agreement (the "Bank Hotels Management Agreement") which replaced the original MII Management Agreement. The Bank Hotels Management Agreement provides for a base management fee equal to 3% of gross Bank Hotel sales and contributions equal to 5% of gross Bank Hotel sales to be made to the Bank Hotels' property improvement fund. A portion of the base management fee equal to 1% of gross Bank Hotel sales and a portion of the Bank Hotels' property improvement fund contribution equal to 1% of gross Bank Hotel sales are subordinate to the payment of debt service on the Bank Loan. The Manager will continue to earn incentive management fees equal to 20% of hotel operating profit (as defined, calculated before debt service on the Bank Loan) and additional incentive management fees, after certain returns to the Partnership. Incentive management fees will continue to be subordinate to the payment of debt service and to the repayment of all guaranties. As of December 31, 1997, deferred base and incentive management fees were $3.6 million and $22.2 million, respectively. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Raleigh and Tampa Management Agreements

The Raleigh and Tampa Hotels are managed by MHSI pursuant to separate management agreements ("MHSI Agreements"). The MHSI Agreements provide for an initial term expiring on December 31, 2009. MHSI, at its option, has the right to renew the agreements for up to two successive eight-year terms. The MHSI Agreements provide for payment to MHSI of a base management fee equal to 3% of each Hotel's gross sales and an incentive management fee equal to 20% of each Hotel's operating profit. For additional information, see Item 13 "Certain Relationships and Related Transactions."

Ground Leases

The Partnership leases the land on which the Albuquerque, Greensboro, Houston, Miami, and Tampa Hotels are located from unrelated parties. For a description of the terms of the ground leases, see Item 2 "Properties."


RESULTS OF OPERATIONS

Hotel revenues in the accompanying financial statements represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Managers. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, ground rent, insurance, and certain other costs, which are disclosed separately in the statement of operations.

The following chart summarizes REVPAR, or revenues per available room, and the percentage change in REVPAR from the prior year for each Hotel owned by the Partnership as of December 31, 1997. The percentage change in REVPAR for the Raleigh and Tampa Hotels from 1994 to 1995 is not shown because these Hotels were not owned by the Partnership for the entire year in 1994.

                                      1997                         1996                            1995
                           -------------------------     -------------------------     --------------------------
                           REVPAR          %Change       REVPAR           %Change        REVPAR          %Change

Mountain Shadows              $ 105           6%           $ 99             5%           $  94             7%
Seattle                          91          11%             82             4%              79            11%
Tampa Westshore                  87           9%             80            10%              73             -
Greensboro                       80           7%             75            (1%)             76             7%
Miami Biscayne Bay               80          13%             71             1%              70             9%
Raleigh Crabtree Valley          76           6%             72             9%              66             -
Houston Medical Center           75          12%             67             5%              64             2%
Albuquerque                      70           1%             69             3%              67             0%


1997 Compared to 1996

Mountain Shadows

The Mountain Shadows Resort's revenues increased 10% to $6.8 million in 1997 when compared to 1996 due primarily to a 6% increase in REVPAR to $105. The increase in REVPAR was due to an 11% increase in the average room rate to $138 offset by a four percentage point decrease in average occupancy to 76%. The increase in the average room rate was attributable to the increases in the Hotel's corporate rate by $15 to $151 and in the group rates by $9 to $135. The decrease in average occupancy was related to unexpected group cancellations during the second quarter of 1997. In 1997, the Hotel combined its sales center with two other Marriott properties in the Scottsdale region which improved its sales and marketing efficiency. Additionally during 1997, the Hotel completed a renovation of its Cactus Flower Restaurant and its Shells Seafood Restaurant. In early 1998, the Hotel replaced the carpet in the ballroom.

Seattle

The Seattle Marriott Hotel reported an increase in revenues of 14% to $9.7 million for 1997 when compared to the prior year due to an 11% increase in REVPAR to $91. The increase in REVPAR was due to a $12 increase in the average room rate to $117. The Hotel's average occupancy remained stable at 78%. The increase in average room rate is the result of the Hotel's ability to increase room rates with little to no price resistance due to the strong transient demand in the Seattle area. The Hotel's food and beverage revenues increased $365,000 or 17% to $2.5 million when compared to 1996. This increase is attributable to the increase in catering sales. The Hotel completed renovations of its Snoqualmie Ballroom and Yukon Restaurant in February 1998. In addition, the Hotel will be adding coffee makers, reading chairs, and ergonomic workstations to its guest rooms in 1998. The current outlook for the Seattle area remains strong due to continued growth of large companies such as Boeing and Microsoft in the region.

Tampa Westshore

The Tampa Marriott Westshore Hotel experienced a 2% increase in revenues to $4.6 million in 1997 as compared to 1996. REVPAR increased 9% to $87 in 1997 due to an $8 increase in the average room rate to $108 coupled with a two percentage point increase in average occupancy to 81%. Rooms revenues increased 7%, or $500,000, in 1997 when compared to 1996. This increase was partially offset by an increase in repairs and maintenance expense related to the air conditioning system. In 1998, the Hotel plans to replace the cooling tower related to the air conditioning system. In early 1997, the Hotel completed the third phase of the rooms renovation project that replaced the furniture in approximately 108 guest rooms. All the guest rooms now feature new furniture. During the summer of 1998, the Hotel plans to replace the guest room carpet, draperies, and bedspreads. These improvements will enable the Hotel to compete more effectively in the Tampa market in the future.

Greensboro

In 1997, the Greensboro Hotel's revenues increased 4% to $4.7 million when compared to 1996. REVPAR increased 7% to $80 due to increases in the average room rate of $3 to $101 and in average occupancy of three percentage points to 79%. The increase in occupancy was primarily due to the addition of 2,000 new contract roomnights. During 1997, the Hotel filled an open Director of Marketing position that has helped increase revenues at the Hotel, especially revenue from group and contract sales. In early 1997 the Hotel renovated the restaurant, and in 1998 the Hotel will replace fixtures and tiles in all its guest bathrooms. The Partnership expects the Greensboro market to continue to improve in 1998 due to the increased popularity of the North Carolina furniture market.

Miami Biscayne Bay

Miami Biscayne Bay Hotel revenues for 1997 increased an impressive 18% to $9.1 million when compared to 1996 due primarily to increased rooms revenues. REVPAR for 1997 increased 13% to $80 when compared to 1996 due to a $10 increase in average room rate to $97 and a one percentage point increase in average occupancy to 83%. In 1997, the Hotel reduced its lower-rated airline contract roomnights by approximately 19,000 roomnights and replaced a majority of these roomnights with higher-rated corporate roomnights. During 1997, the Hotel sold 64% corporate-rated rooms and 36% group and contract-rated rooms as compared to 1996 when the Hotel sold 55% corporate-rated rooms and 45% group and contract-rated rooms. During 1997, the Hotel replaced the furniture in its guest rooms. During the summer of 1998, the Hotel plans to renovate the lobby, restaurant and lounges.

Raleigh

In 1997, revenues increased 4% to $5.2 million for the Raleigh Hotel as compared to 1996. REVPAR increased 6% to $76 due to a 7% increase in the average room rate to $94. Average occupancy declined slightly to 81%. The increase in average room rate was due to a $10 increase in the corporate rate in 1997 to $119 as well as increases in some of the Hotel's special corporate rates. During 1997, the Hotel began projects to expand its restaurant and to convert its lounge to additional meeting space. These projects will be completed in early 1998. Additionally, the Hotel plans to replace its ballroom carpeting and create a Hotel business center in 1998. The Hotel currently is marketing to local universities to attract weekend business during the fall sports season.

Houston Medical Center

Revenues for the Houston Medical Center Hotel increased an impressive 20% to $5.4 million in 1997 when compared to 1996. REVPAR increased 12% to $75 due to a 12% increase in average room rate to $97 and a one percentage point increase in average occupancy to 78%. The Hotel increased its corporate room rate by $20 to $149 in 1997. Rooms revenues increased 13% due to the increase in the average room rate. In 1998, the Hotel plans to complete a rooms renovation that will replace the bedspreads, drapery, upholstery, carpet, and furniture in all its guest rooms. This renovation will enable the Hotel to have a more competitive product, and the General Partner anticipates that it will allow the Hotel to increase its average room rate further in the future.

Albuquerque

Although REVPAR increased $1 to $70, revenues for the Albuquerque Hotel decreased slightly in 1997 to $4.8 million when compared to the prior year. The increase in REVPAR was due to the 13% increase in average room rate to $97 offset significantly by the eight percentage point decrease in average occupancy to 72%. The decrease in revenues was due to the increase in salaries and wages expenses related to the addition of a director of group sales and the increase in sales promotion costs. These costs were necessary to address the declining average occupancy. During 1998, the Hotel plans to replace a major portion of the roof on the building and renovate the Allies American Grille restaurant.

1997 Compared to 1996 Combined Results of Operations

Hotel Revenues: Hotel revenues increased 10% to $50.3 million in 1997 primarily due to an increase in REVPAR at each of the Partnership's Hotels in 1997 when compared to 1996.

         Hotel Sales: Hotel sales increased 5% to $150.5 million in 1997 due to increased rooms sales in 1997. The combined average room rate increased 9% to $105 while combined average occupancy remained stable at 79%.

         Direct Hotel Expenses: Direct hotel expenses increased 3% to $100.2 million in 1997. The increase in direct hotel expenses is due to higher variable costs related to the increase in hotel sales. However, direct hotel expenses as a percentage of hotel sales decreased to 67% in 1997 from 68% in 1996.

Depreciation: Depreciation increased in 1997 due to property and equipment additions and the change in the estimated useful lives of certain assets.

Management Fees: Incentive and base management fees increased 12% to $8.4 million and 5% to $4.5 million, respectively, in 1997 due to the corresponding increase in hotel sales.

Net Loss: Net loss increased 53% to $2.8 million in 1997. The increase in net loss primarily is attributable to increased depreciation expense on the Partnership's property and equipment and an increase in management fees in 1997 as compared to 1996.

1996 Compared to 1995

Mountain Shadows

REVPAR for 1996 increased 5% to $99. This increase was due to a 3% increase in the average room rate to $124 combined with a two percentage point increase in occupancy to 80%. Hotel revenues for 1996 increased 4% to $6.2 million. The increase in average room rate and hotel revenues is due to the Hotel's successful efforts in shifting business from lower rated group business to higher transient rates. The Hotel's marketing promotions include a newsletter to 3,000 past customers as well as newspaper advertising in key cities such as Los Angeles, Chicago and New York.

Seattle

Hotel revenues increased 7% to $8.5 million in 1996 when compared to the prior year due to an increase in REVPAR of 4% to $82. The increase in REVPAR was due to a $6 increase in average room rate to $105 partially offset by a one percentage point decrease in occupancy to 78%. The increase in the average room rate is the result of the strong transient demand in the growing Seattle economy. The local economy is tied to the global aerospace industry as well as the availability of raw timber products. Current projections for each of these industries are strong and indicate steady growth and reliability.

Tampa Westshore

The Tampa Westshore Hotel experienced a 10% increase in REVPAR to $80 for 1996 as compared to 1995. This increase was due to a 6% increase in the average room rate to $100 coupled with a two percentage point increase in average occupancy to 79%. The increase in average room rate is attributable to strong market demand and the successful efforts of Hotel management in restricting discounted corporate rates. An increase in transient business contributed to the increase in average occupancy. In early 1997, the Hotel completed the third phase of a rooms renovation project which replaced the furniture in approximately 108 guest rooms. All 311 guest rooms now have new furniture which will enable the Hotel to compete more effectively in the Tampa market.

Greensboro

For 1996, REVPAR decreased slightly to $75 when compared to 1995. The average room rate increased 6% to $98; however, this increase was offset by a six percentage point decline in average occupancy to 76% as a result of new competition in the Greensboro area. Hotel revenues decreased 5% to $4.5 million primarily due to the decline in occupancy. In 1996, the Hotel facade was painted, and in early 1997 a renovation of the restaurant was completed.

Miami Biscayne Bay

REVPAR for 1996 increased slightly to $71 when compared to 1995 due to a four and one-half percentage point increase in average occupancy to 82% partially offset by a 3% decrease in the average room rate to $87. The increase in average occupancy was due to the addition of a new contract with United Airlines for 13,000 room nights in 1996. Hotel revenues decreased 7% to $7.7 million primarily due a decrease in catering profits as a result of business associated with the 1995 Superbowl not recurring in 1996. During 1996, the Hotel installed new carpet in the ballrooms and in selected corridors. During 1997, the remaining corridors will receive new carpet, and 285 rooms will undergo a redo which will include new carpet and mattresses.

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

Houston Medical Center

REVPAR for 1996 increased 5% to $67 when compared to 1995 due to the 2% increase in average room rate to $87 and a two percentage point increase in average occupancy to 77%. Hotel revenues increased 10% to $4.5 million in 1996. These increases were due to strong demand in the medical markets, increased business due to city wide conventions and success in shifting lower rated business to higher corporate rates.

Albuquerque

Hotel revenues for 1996 increased slightly to $5.0 million when compared to the prior year primarily due a 3% increase in REVPAR to $69. The increase in REVPAR is primarily due to a one and one-half percentage point increase in average occupancy to 80% as a result of increased transient demand in the Albuquerque market. The average room rate remained stable at $86. The Hotel is focusing its marketing efforts on increasing weekend group business. During 1997, the Hotel will complete a renovation of its meeting rooms.

1996 Compared to 1995 Combined Results of Operations

Hotel Revenues: Hotel revenues decreased 9% to $45.9 million in 1996 primarily due to the sale of the Dallas Hotel in 1995. For the eight hotels which were owned by the Partnership continuously throughout 1996 and 1995 (Albuquerque, Greensboro, Houston, Miami Biscayne Bay, Mountain Shadows, Raleigh, Seattle, and Tampa (the "Combined Hotels")), Combined Hotel revenues increased 4% in 1996 due to an increase in Combined Hotel sales.

         Hotel Sales: Hotel sales decreased 6% to $143.3 million in 1996 due to the sale of the Dallas Hotel in 1995. Combined Hotel sales increased 5% in 1996 through a 3% increase in the Combined Hotel average room rate to $96 and a slight increase in the Combined Hotel average occupancy to 79%.

         Direct Hotel Expenses: Direct hotel expenses decreased 5% to $97.5 million in 1996 due to the sale of the Dallas Hotel. Combined direct hotel expenses increased 5% in 1996. The increase in Combined direct hotel expenses is due to an increase in variable costs related to the increase in Combined Hotel sales. Furthermore, direct hotel expenses as a percentage of Hotel sales increased to 68% in 1996 from 67% in 1995.

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

Inflation

For the three fiscal years ended December 31, 1997, the rate of inflation has been relatively low and, accordingly, has not had a significant impact on the Partnership's revenues and net losses before extraordinary items. However, the Hotel's room rates and occupancy levels are sensitive to inflation, and the amount of the Partnership's interest expense under floating rate debt for a particular year will be affected by changes in short-term interest rates.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


             Index                                                         Page
             -----                                                         ----

             Report of Independent Public Accountants........................27

             Statement of Operations.........................................28

             Balance Sheet...................................................29

             Statement of Changes in Partners' Deficit.......................30

             Statement of Cash Flows.........................................31

             Notes to Financial Statements...................................33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE PARTNERS OF POTOMAC HOTEL LIMITED PARTNERSHIP:

We have audited the accompanying balance sheet of Potomac Hotel Limited Partnership, a Delaware limited partnership, (the "Partnership") as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potomac Hotel Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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




                                                             ARTHUR ANDERSEN LLP

Washington, D.C.,
March 4, 1998

                             STATEMENT OF OPERATIONS
                        Potomac Hotel Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                     (in thousands, except per Unit amounts)

                                                                                              1997         1996         1995
                                                                                           ---------    ----------   ----------


REVENUES
  Hotel (Note 3)...........................................................................$  50,323    $   45,853   $   50,598
  Gain on sale of the Dallas Hotel.........................................................       --            --       24,586
  Other ...................................................................................      715           843        1,448
                                                                                             -------       -------     --------

                                                                                              51,038        46,696       76,632
                                                                                           ---------    ----------   ----------

OPERATING COSTS AND EXPENSES
  Interest.................................................................................   24,596        24,582       29,431
  Depreciation.............................................................................    8,430         5,473        5,912
  Incentive management fee.................................................................    8,408         7,477        8,651
  Base management fee......................................................................    4,515         4,300        4,597
  Property taxes...........................................................................    3,071         3,081        4,082
  Ground rent, insurance and other.........................................................    4,843         3,624        3,914
                                                                                           ---------    ----------   ----------

                                                                                              53,863        48,537       56,587
                                                                                           ---------    ----------   ----------

NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM................................................   (2,825)       (1,841)      20,045

EXTRAORDINARY ITEM
  Gain on forgiveness of deferred fees.....................................................       --            --      146,303
                                                                                           ---------    ----------   ----------

NET (LOSS) INCOME..........................................................................$  (2,825)   $   (1,841)  $  166,348
                                                                                           =========    ==========   ==========

ALLOCATION OF NET (LOSS) INCOME
  General Partner..........................................................................$     (28)   $      (18)  $    7,612
  Limited Partners.........................................................................   (2,797)       (1,823)     158,736
                                                                                           ---------    ----------   ----------

                                                                                           $  (2,825)   $   (1,841)  $  166,348
                                                                                           =========    ==========   ==========
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM PER
  LIMITED PARTNER UNIT (1,800 UNITS).......................................................$  (1,554)   $   (1,013)  $    7,720
                                                                                           =========    ==========   ==========

NET (LOSS) INCOME PER LIMITED PARTNER UNIT (1,800 UNITS)...................................$  (1,554)   $   (1,013)  $   88,187
                                                                                           =========    ==========   ==========








              The accompanying notes are an integral part of these
                             financial statements.

                                  BALANCE SHEET
                        Potomac Hotel Limited Partnership
                           December 31, 1997 and 1996
                                 (in thousands)

                                                                                                        1997            1996
                                                                                                    ------------    ------------
ASSETS

   Property and equipment, net......................................................................$    154,253    $    155,412
   Due from Marriott International, Inc. and affiliates.............................................      10,173          10,870
   Restricted cash..................................................................................       6,351           4,507
   Property improvement funds.......................................................................       3,792           3,141
   Deferred financing costs, net....................................................................         473             709
   Cash and cash equivalents........................................................................       3,182           5,228
                                                                                                    ------------    ------------

                                                                                                    $    178,224    $    179,867
                                                                                                    ============    ============
LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt....................................................................................$    172,667    $    179,837
   Due to Host Marriott Corporation and affiliates..................................................     125,549         124,370
   Incentive and base management fees due to Marriott International, Inc. ..........................      25,868          17,172
   Due to Marriott International, Inc. and affiliates...............................................         398           1,956
   Accrued interest and other liabilities...........................................................         864             829
                                                                                                    ------------    ------------

      Total Liabilities.............................................................................     325,346         324,164
                                                                                                    ------------    ------------

PARTNERS' DEFICIT
   General Partner
      Capital contribution..........................................................................     172,093         172,093
      Cumulative net losses.........................................................................     (20,408)        (20,380)
      Cumulative withdrawals........................................................................    (186,527)       (186,527)
                                                                                                    ------------    ------------

                                                                                                         (34,842)        (34,814)

   Limited Partners
      Capital contributions, net of offering costs..................................................      15,600          15,600
      Cumulative net losses.........................................................................    (127,880)       (125,083)
                                                                                                    ------------    ------------

                                                                                                        (112,280)       (109,483)

      Total Partners' Deficit.......................................................................    (147,122)       (144,297)
                                                                                                    ------------    ------------


                                                                                                   $    178,224    $    179,867
                                                                                                   ============    ============



              The accompanying notes are an integral part of these
                             financial statements.

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                       Potomac Hotel Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                         General       Limited
                                                                                         Partner       Partners          Total
                                                                                                  Total

Balance, December 31, 1994............................................................$   (44,408)  $     (266,396)  $  (310,804)

  Net income .........................................................................      7,612          158,736       166,348

  Capital contribution from forgiveness of debt.......................................      2,000               --         2,000
                                                                                       -----------   --------------   -----------

Balance, December 31, 1995............................................................    (34,796)        (107,660)     (142,456)

  Net loss............................................................................        (18)          (1,823)       (1,841)
                                                                                       -----------   --------------   -----------

Balance, December 31, 1996............................................................    (34,814)        (109,483)     (144,297)

  Net loss............................................................................        (28)          (2,797)       (2,825)
                                                                                       -----------   --------------   -----------

Balance, December 31, 1997............................................................$   (34,842)  $     (112,280)  $  (147,122)
                                                                                       ===========   ==============   ===========

























              The accompanying notes are an integral part of these
                             financial statements.

                             STATEMENT OF CASH FLOWS
                        Potomac Hotel Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                                 1997          1996        1995
                                                                                                 ----          ----        ----

OPERATING ACTIVITIES
  Net (loss) income.........................................................................$  (2,825)   $   (1,841)  $  166,348
  Extraordinary item........................................................................       --            --      146,303
                                                                                            ---------    ----------   ----------
  Net (loss) income before extraordinary item...............................................   (2,825)       (1,841)      20,045
  Noncash items:
     Deferred incentive and base management fees............................................    8,696         7,737        9,435
     Depreciation...........................................................................    8,430         5,473        5,912
     Interest on amounts due to Host Marriott Corporation and affiliates....................    7,084         6,892        6,235
     Amortization of financing costs as interest............................................      236           237          310
     Loss on disposition of property and equipment..........................................       --           136          103
     Interest on amounts due to an affiliate of Marriott International, Inc.................       --            29           --
     Gain on sale of the Dallas Hotel.......................................................       --            --      (24,586)
  Changes in operating accounts:
     Due from/to Marriott International, Inc. and affiliates................................     (985)          541       (2,719)
     Accrued interest and other liabilities.................................................      250           180           77
                                                                                            ---------    ----------   ----------

        Cash provided by operating activities...............................................   20,886        19,384       14,812
                                                                                            ---------    ----------   ----------

INVESTING ACTIVITIES
  Additions to property and equipment, net..................................................   (7,271)       (9,924)      (4,976)
  Change in property improvement funds......................................................     (651)          (63)      (2,590)
  Working capital received from (funded to) Marriott International, Inc. and affiliates, net      168          (262)         400
  Net proceeds from sale of the Dallas Hotel................................................       --            --       44,403
                                                                                            ---------    ----------   ----------

        Cash (used in) provided by investing activities.....................................   (7,754)      (10,249)      37,237
                                                                                            ---------    ----------   ----------

FINANCING ACTIVITIES
  Principal repayments on mortgage debt.....................................................   (7,170)       (6,163)     (59,000)
  (Repayments to) advances from Host Marriott Corporation and affiliates, net...............   (6,120)       (4,670)       3,319
  Change in restricted cash.................................................................   (1,844)       (1,559)      (2,948)
  (Repayments to) advances from affiliates of Marriott International, Inc...................      (44)          (37)         350
  Collection of amounts due from Marriott International, Inc................................       --         2,383        5,755
  Payment of financing costs................................................................       --            --       (1,112)
  Increase in amounts due from Marriott International, Inc..................................       --            --         (157)
                                                                                            ---------    ----------   ----------

        Cash used in financing activities...................................................  (15,178)      (10,046)     (53,793)
                                                                                            ---------    ----------   ----------

                        Potomac Hotel Limited Partnership
              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                                               1997         1996         1995
                                                                                            ---------    ----------   ----------


DECREASE IN CASH AND CASH EQUIVALENTS.......................................................   (2,046)        (911)       (1,744)

CASH AND CASH EQUIVALENTS at beginning of year..............................................    5,228        6,139         7,883
                                                                                            ---------    ---------    ----------

CASH AND CASH EQUIVALENTS at end of year....................................................$   3,182    $   5,228    $    6,139
                                                                                            =========    =========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage and other interest.................................................$  17,046    $  17,528    $   22,555
                                                                                            =========    =========    ==========

NONCASH FINANCING ACTIVITIES:
  Forgiveness of obligations due to General Partner
     accounted for as a capital contribution................................................$      --    $      --    $    2,000
                                                                                            =========    =========    ==========





























              The accompanying notes are an integral part of these
                             financial statements.

                          NOTES TO FINANCIAL STATEMENTS
                        Potomac Hotel Limited Partnership
                 For the Years Ended December 31, 1997 and 1996


NOTE 1.       THE PARTNERSHIP

Description of the Partnership

Potomac Hotel Limited Partnership (the "Partnership") was formed in Delaware on December 17, 1981, to acquire, develop, own, and operate up to 11 Hotels (the "Hotels"). On July 16, 1982, 1,800 limited partnership interests ("Units") were sold pursuant to a public offering at $10,000 per unit. The Partnership commenced operations on July 17, 1982. The Hotels are operated as part of the Marriott full-service hotel system and are managed by Marriott International, Inc. ("MII") or Marriott Hotel Services, Inc. ("MHSI"), which is a subsidiary of MII, (collectively the "Managers"). The sole general partner of the Partnership is Host Marriott Corporation ("Host Marriott" or the "General Partner").

The General Partner contributed five existing hotels (including one undergoing substantial renovation), three hotels under construction, and sites for three hotels planned to be developed to the Partnership in exchange for $186,527,000 and a 1% General Partner interest. These funds were borrowed by the Partnership under a loan agreement (see Note 6). The Partnership completed the development and construction of its final hotel during 1984. On January 31, 1986, the Partnership sold its 307-room Denver West Hotel to Host Marriott in accordance with provisions of the loan agreement and the partnership agreement. As discussed in Note 6, foreclosures on the Raleigh, Tampa, and Point Clear Hotels occurred in 1993 and 1994. In 1994, the Partnership repurchased the Raleigh and Tampa Hotels using proceeds from two loans advanced by a subsidiary of Host Marriott. On August 22, 1995, the Partnership sold its Dallas Hotel to a wholly-owned subsidiary of Host Marriott and used the proceeds to repay a portion of its mortgage debt in connection with the restructuring of the Bank Loan, as described in Note 6. As of December 31, 1997, the Partnership owned and operated eight hotels located in the following cities: Albuquerque, New Mexico; Greensboro, North Carolina; Houston, Texas; Miami, Florida; Raleigh, North Carolina; Scottsdale, Arizona; Seattle, Washington; and Tampa, Florida.

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

                                             Profits        Losses
               General Partner                 25%            1%
               Limited Partners                75%           99%

Any future distributions of cash will be made in the same percentages that profits and losses are allocated.

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

Working Capital and Supplies

Pursuant to the terms of the Partnership's  management  agreements  discussed in
Note 8, the Partnership is required to provide the Managers with working capital and supplies to meet the operating needs of the Hotels. The Managers convert cash advanced by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Managers. Upon the termination of the agreements, it is expected that the working capital and supplies will be converted into cash and returned to the Partnership or transferred to a subsequent owner or operator for consideration. As a result of these conditions, the individual components of working capital and supplies controlled by the Managers are not reflected in the accompanying balance sheet.

Revenues and Expenses

Hotel revenues represent house profit of the Partnership's Hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the Hotels to the Managers. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, ground rent, insurance, and certain other costs, which are disclosed separately in the statement of operations.

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2, "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership is assessing the impact of EITF 97-2 on its policy of excluding the property-level revenues and operating expenses of the Hotels from its statements of operations (see Note 3). If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of those managed operations in its financial statements. Application of EITF 97-2 to financial statements as of and for the year ended December 31, 1997, would have increased both revenues and operating expenses by approximately $100.2 million and would have had no impact on the net loss.

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

Deferred Financing Costs

Deferred financing costs consist of legal and accounting fees and other costs incurred in connection with obtaining Partnership financing. Financing costs are amortized using the straight-line method, which approximates the effective interest rate method, over the life of the mortgage debt. As of December 31, 1997 and 1996, deferred financing costs totaled $1,256,000. Accumulated amortization of deferred financing costs as of December 31, 1997 and 1996, was $783,000 and $547,000, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision  for  Federal  and  state  income  taxes  has  not  been  made  in the accompanying financial statements because the Partnership does not pay income taxes but, rather, allocates profits and losses to the individual partners. Significant differences exist between the net income or loss for financial reporting purposes and the net income or loss as reported in the Partnership's tax return. These differences are due primarily to the use for tax purposes of differing useful lives and accelerated depreciation methods for assets, differing bases in contributed capital, and differing timings of the recognition of management fee expenses. As a result of these differences, the excess of the net liabilities reported on a tax basis over the net liabilities reported in the accompanying financial statements was $36 million as of December 31, 1997, and $46 million as of December 31, 1996.

Statement of Financial Accounting Standards

In 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Adoption of SFAS No. 121 did not have an effect on its financial statements.

Reclassifications

Certain reclassifications were made to the prior years financial statements to conform to the current year presentation.

NOTE 3.       REVENUES

Hotel revenues consist of the following hotel operating results for the three years ended December 31 (in thousands):

                                                                                          1997           1996           1995
                                                                                      ------------   ------------   ------------
HOTEL SALES
   Rooms..............................................................................$     95,761     $   89,916     $   94,654
   Food and beverage..................................................................      43,385         42,111         46,605
   Other..............................................................................      11,348         11,315         11,977
                                                                                      ------------   ------------    -----------
                                                                                           150,494        143,342        153,236
                                                                                      ------------   ------------    -----------
HOTEL EXPENSES
   Departmental direct costs
      Rooms  .........................................................................      23,556         22,619         23,443
      Food and beverage...............................................................      33,231         32,863         35,569
   Other hotel operating expenses.....................................................      43,384         42,007         43,626
                                                                                      ------------   ------------    -----------
                                                                                           100,171         97,489        102,638
                                                                                      ------------   ------------    -----------

HOTEL REVENUES........................................................................$     50,323   $     45,853    $    50,598
                                                                                      ============   ============    ===========

NOTE 4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                                                                         1997           1996
                                                                                                     ------------    -------
Land.................................................................................................$     10,444    $    10,444
Building and improvements............................................................................     194,661        191,449
Furniture and equipment..............................................................................      26,758         22,699
                                                                                                     ------------    -----------
                                                                                                          231,863        224,592
Less accumulated depreciation........................................................................     (77,610)       (69,180)
                                                                                                     ------------    -----------
                                                                                                     $    154,253    $   155,412
                                                                                                     ============    ===========

NOTE 5.       ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

                                                                       As of December 31, 1997          As of December 31, 1996
                                                                   ----------------------------      --------------------------
                                                                                    Estimated                         Estimated
                                                                      Carrying         Fair            Carrying          Fair
                                                                       Amount          Value            Amount           Value
                                                                           (in thousands)                   (in thousands)
Debt and Other Liabilities

Mortgage debt .....................................................$      172,667   $   173,474      $    179,837   $    177,695

Due to Host Marriott Corporation and affiliates....................$      122,356   $    40,803      $    118,280   $     41,313

Due to Marriott International, Inc. and affiliates.................$       26,168   $     3,208      $     17,515   $      2,086

The estimated fair value of mortgage debt is based on the expected future debt service payments, discounted at estimated market rates adjusted for the presence of debt service guaranties. "Due to Host Marriott Corporation and affiliates" and "Due to Marriott International, Inc. and affiliates" are valued based on the expected future payments from operating cash flow discounted at risk adjusted rates.

NOTE 6.       DEBT

Host Marriott Guaranty

The Partnership originally entered into a loan agreement dated January 14, 1982, (the "Original Loan") which funded up to $348 million to finance the acquisition and development of the Hotels. In connection with the Original Loan, the General Partner agreed to advance up to $42.6 million to cover debt service shortfalls (the "Host Marriott Guaranty"). The General Partner advanced a total of $33.4 million under the Host Marriott Guaranty. The Partnership repaid $22.3 million and $5 million from the proceeds of the S&L Loan and the Bank Loan, respectively, as defined below. Therefore, as of December 31, 1997, $6.1 million plus accrued interest was outstanding related to the Host Marriott Guaranty.

Savings and Loan Association Loan

On February 28, 1985, the Partnership borrowed $103 million (the "S&L Loan") from a savings and loan association (the "S&L Lender") to refinance the loans on three of its hotels located in Raleigh, North Carolina; Tampa, Florida; and Point Clear, Alabama (the "S&L Hotels") and to repay a portion of the Host Marriott Guaranty ($22.3 million). The S&L Loan, with an original maturity of March 1, 2000, bore interest at 2.75% over the monthly average rate on six-month Treasury Bills (subject to a 9% floor and a 16% ceiling). For the years 1989 through 1992, the S&L Lender, the Manager, and the General Partner agreed to several modifications including (i) reductions in the interest rate, (ii) reductions in the base management fees paid to the Manager, (iii) increases in the debt service guaranty provided by Host Marriott (the "S&L Guaranty"), and
(iv) Host Marriott's subordination of cash flow generated from the Host Marriott owned 66-room addition to the Raleigh Hotel.

Bank Loan

On December 22, 1987, the Partnership borrowed $245 million (the "Bank Loan") from The Mitsui Trust and Banking Company (the "Bank Lender") to repay the outstanding indebtedness on seven of its Hotels (the "Bank Hotels"), a portion of the Host Marriott Guaranty ($5.0 million), and related transaction costs. The Bank Loan bore interest at an effective fixed rate of 10.37% and required monthly interest payments with the entire principal balance due at maturity.

The Bank Loan was secured by first priority liens on the Bank Hotels and all related assets, including working capital and supplies advanced to the Manager for each Bank Hotel. The Bank Loan established a priority for distributions of cash from operations, prohibited the Partnership from creating any other liens on the Bank Hotels, and restricted the Partnership from incurring certain other indebtedness. The Bank Loan was non-recourse to the Partnership and its partners, but was supported by a $26 million Host Marriott guaranty (the "Bank Guaranty") and an equivalent MII "backup" guaranty (to be funded only if Host Marriott did not fund its guaranty).

The Bank Loan matured on December 22, 1994, with a principal balance of $245 million, and was not repaid at that time because the Partnership had insufficient funds to do so. On December 22, 1994, the Partnership entered into a forbearance agreement with the Bank Lender under which the Bank Lender agreed not to exercise its rights and remedies for nonpayment of the Bank Loan on the maturity date until February 24, 1995. The forbearance agreement was subsequently extended until August 22, 1995, to allow the Partnership time to solicit the consent of its limited partners regarding the sale of the Dallas Hotel to a subsidiary of the General Partner in connection with the restructuring of the Bank Loan. In exchange for the Bank Lender's agreement to forbear, the Partnership made monthly interest payments at the one-month London Interbank Offered Rate ("LIBOR") plus two percentage points for the period December 22, 1994, through June 21, 1995, and at the one-month LIBOR rate plus two-and-one-quarter percentage points for the period June 22, 1995, through August 21, 1995.

Restructured Bank Loan

On August 22, 1995, the General Partner and the Bank Lender successfully completed the restructuring and extension of the Bank Loan. The principal terms of the restructured Bank Loan are as follows: (i) the General Partner advanced $10 million under the Bank Guaranty, which was used to pay down principal on the Bank Loan (advances under the Bank Guaranty bear interest at an annual rate equal to the prime rate, as announced by Bankers Trust Company); (ii) the Partnership used $44 million of proceeds from the sale of the Dallas Hotel to repay principal on the Bank Loan; (iii) the maturity of the Bank Loan was extended to December 22, 1997, with two additional one-year extensions available if certain debt service coverage tests are met; (iv) semi-annual payments of interest at the six-month LIBOR rate plus 1.5 percentage points and annual payments of principal of $5 million during the first three years of the restructured loan and $6 million during any extension periods; (v) the General Partner's liability under the Bank Guaranty remained at $26 million (subject to a credit for the advance of $10 million described in (i) above); (vi) MII continued its "backup" guaranty ( the "MII Backup Guaranty"), under which MII agreed to advance any amounts not advanced by Host Marriott under the Bank Guaranty; (vii) Host Marriott (but not MII) agreed to an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service (advances in respect to interest will be made first under the Interest Guaranty then under the Bank Guaranty or the MII Backup Guaranty); (viii) the Interest Guaranty is to be reduced each year by $4 million less any Interest Guaranty advances as of the date such reduction is to occur and the Interest Guaranty will be increased by $4 million for each extension period, if applicable (the remaining liability under the Bank Guaranty and the MII Backup Guaranty in any event must at least be equal to the scheduled amortization payments due during the extension periods); (ix) all Partnership cash relating to the Bank Hotels (including the Bank Hotels property improvement fund and the subordinated base management fees) collateralize the Bank Loan; (x) the Bank Lender was paid a fee of $573,000 for the successful restructuring of the Bank Loan; and (xi) the Bank Lender required MII to terminate the management agreement related to the Bank Hotels (the "MII Management Agreement") and to forgive the deferred balances of base and incentive management fees outstanding as of December 31, 1994. The Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees. In addition, the Bank Lender required a portion of the base management fee equal to 1% of gross Bank Hotel sales and a portion of the property improvement fund contribution equal to 1% of gross Bank Hotel sales to be subordinated to the payment of debt service.

The Bank Loan was scheduled to mature on December 22, 1997; however, two one-year extensions were available. As required under the Bank Loan, on June 19, 1997, the Partnership provided notice to the lender of its intent to extend the loan along with a debt service coverage ratio calculation with a required ratio greater than 1.2 and successfully extended the Bank Loan maturity to December 22, 1998. An additional one-year extension is available under the Bank Loan, and in order to extend the loan to December 22, 1999, the Partnership must provide notice of its intent to extend the loan along with adequate debt service coverage tests to the lender by June 22, 1998. Based on current debt service coverage tests, the Partnership expects to be able to exercise the additional one-year extension of the loan upon its maturity on December 22, 1998.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, and the subordinated portion of the base management fee from the Bank Hotels in excess of debt service must be held in a collateral account with the Bank Lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal and (ii) 50% to pay principal and interest on advances under the Bank Guaranty, until the unadvanced portion of the Bank Guaranty is replenished to a balance of $20.0 million. Thereafter, excess cash in the collateral account is applied as follows: (i) 50% to repay Bank Loan principal, (ii) 25% to pay principal and interest on advances under the Bank Guaranty, and (iii) 25% to repay deferred base management fees to MII.

As of December 31, 1997 and 1996, the principal balance of the Bank Loan was $172.7 million and $179.8 million, respectively. As of December 31, 1997 and 1996, $8.5 million and $10.0 million including accrued interest, respectively, was outstanding pursuant to the Bank Guaranty. On February 23, 1998, in accordance with the cash flow priorities described in the preceding paragraph, the Partnership repaid $3.8 million in principal on the Bank Loan, $2.2 million to Host Marriott on the Bank Guaranty, and $1.5 million to MII for deferred base management fees using amounts in the collateral account. Therefore, as of February 23, 1998, the balance on the Bank Loan was $168.9 million, $21.6 million was available under the Bank Guaranty, and deferred base management fees payable to MII were $2.1 million. The weighted average interest rate on the Bank Loan was 7.46% for 1997, 7.26% for 1996, and 7.89% for 1995. At December 31,
1997, the interest rate on the Bank Loan was 8.25%. The weighted average interest rate on the Bank Guaranty was 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate on the Bank Guaranty was 8.50%.

No amounts were advanced under the Interest Guaranty during 1997. Additionally on December 22, 1997, in accordance with the terms of the Interest Guaranty, the amount available was increased from $4 million to $8 million, and in early 1998, the amount available was reduced to $4 million.

Raleigh and Tampa Loans

The Partnership repurchased the Raleigh Hotel and the Tampa Hotel on May 20, 1994, and July 11, 1994, respectively, with funding provided by non-recourse loans to the Partnership from a wholly-owned subsidiary of Host Marriott.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14.0 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. Cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A, and (iii) interest on Raleigh Note B. The remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1997 and 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $3.8 million and $4.8 million, respectively.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10.0 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. Cash flow from the Tampa Hotel is used to pay debt service in the following order of priority:
(i) interest on Tampa Note A, (ii) principal on Tampa Note A, and (iii) interest on Tampa Note B. The remaining cash flow is used to pay principal on Tampa Note
B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1997 and 1996, the Tampa Note A principal balance was $9.7 million, and the Tampa Note B principal balance was $5.4 million and $6.1 million, respectively.

Both of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

As of December 31, 1997, required principal payments related to the Raleigh and Tampa Loans are as follows (in thousands):
                              Year                Mortgage Debt
                              ----                -------------
                              1998                $         325
                              1999                          357
                              2000                          393
                              2001                       22,125
                              2002                            0
                           Thereafter                     9,200
                                                  -------------
                                                  $      32,400
                                                  =============

Furniture, Fixtures and Equipment Loans

Prior to December 22, 1994, the Bank Loan and MII Management Agreement, as defined in Note 8, required the Partnership to deposit funds in an escrow account (based on a percentage, ranging from 1% to 5%, of Bank Hotel sales) to be used to replace FF&E at the Bank Hotels. Additionally, the Bank Loan required the General Partner to fund up to $30 million of these reserves, if necessary (the "FF&E Guaranty"). The MII Management Agreement contained a similar reserve requirement for the S&L Hotels.

Host Marriott advanced funds (the "Host FF&E Loans") for the purchase of FF&E for the Bank Hotels from 1991 through 1994 pursuant to the FF&E Guaranty and also provided loans for the purchase of FF&E at the S&L Hotels for 1991 and 1992. The Host FF&E Loans bear interest at the prime rate and are to be repaid in annual installments over six years. As of December 31, 1997 and 1996, $2.9 million and $5.2 million was outstanding under the Host FF&E Loans. The weighted average interest rate was 8.44% for 1997, 8.27% for 1996 and 8.85% for 1995. At December 31, 1997, the interest rate was 8.50%.

As of December 31, 1997, required principal payments related to the Host FF&E Loans are as follows (in thousands):

                                Year                  Amount
                              --------              --------
                                1998                $     2,600
                                1999                        300
                                                    -----------
                                                    $     2,900

Subsequent to year-end, the Partnership repaid $1.4 million of principal to Host Marriott on the Host FF&E Loans, thereby reducing the balance on the Host FF&E Loans to $1.5 million.

These loans are non-recourse to the Partnership and its partners and are secured by payments from MII under the FF&E Leases, as defined in Note 8. Interest expense on these loans is offset by lease payments received under the MII FF&E Leases. As of December 31, 1997 and 1996, MII owed $2.9 million plus accrued interest to the Partnership pursuant to these agreements with the final installment due on December 31, 1999. Subsequent to year-end, MII repaid $1.5 million of principal to the Partnership on the MII FF&E Leases.

Since 1995 the Bank Hotels' FF&E funding requirements have been met through contributions to a property improvement fund for the combined Bank Hotels. Since its acquisition date in 1994, the FF&E funding requirements for the Tampa Hotel have been met through the establishment of a property improvement fund for the Hotel. However, the Raleigh Hotel required additional funds, as described below. See Note 8 for further details on the property improvement funds.

Raleigh Hotel Furniture, Fixtures and Equipment Loans

In 1995, Host Marriott and MHSI each provided an unsecured loan to the Partnership in the amount of $350,000 ("Raleigh $350,000 FF&E Loans") to fund costs of a softgoods rooms renovation at the Raleigh Hotel in excess of amounts available in the Hotel's property improvement fund. Each Raleigh $350,000 FF&E Loan was fully advanced to the Partnership by January 24, 1995. The Raleigh $350,000 FF&E Loans bear interest at the prime rate. Payments on the loans are made each accounting period from a portion of the property improvement fund contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $350,000 FF&E Loans are due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2005. Interest accrued in 1995 was added to the principal balance of each of the loans. As of December 31, 1997 and 1996, $298,000 and $342,000,
respectively, was due on each of the Raleigh $350,000 FF&E Loans. The weighted average interest rate was 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate on the Raleigh $350,000 FF&E Loans was 8.50%.

In 1996, Host Marriott provided another unsecured loan to the Partnership in the amount of $700,000 ("Raleigh $700,000 FF&E Loan") to fund costs of a casegoods rooms renovation at the Raleigh Hotel in excess of the amounts available in the Hotel's property improvement fund. The Raleigh $700,000 FF&E Loan was fully advanced to the Partnership by December 9, 1996. The Raleigh $700,000 FF&E Loan bears interest at the prime rate plus 0.5%. Payments on the loan are made each accounting period from a portion of the property improvement fund contribution equal to 1% of gross Hotel sales and are applied first to interest and then to principal. The Raleigh $700,000 FF&E Loan is due and payable on the earlier of the termination of the Raleigh management agreement or December 31, 2003. As of December 31, 1997 and 1996, $571,000 and $658,000, respectively, was due on the

Raleigh $700,000 FF&E Loan. The weighted average interest rate was 8.94% for 1997 and 8.75% for 1996. At December 31, 1997, the interest rate was 9.00%.

Other Loans

As of December 31, 1997, the Partnership also owed Host Marriott $88.8 million including accrued interest, as follows: (i) $64.4 million related to the original Host Marriott Guaranty and the S&L Guaranty; (ii) $8.5 million related to the Bank Guaranty; (iii) $5.4 million related to working capital advances;
(iv) $8.9 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.6 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition. All of the above-mentioned advances bear interest at the prime rate as announced by Bankers Trust Company with a weighted average interest rate of 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate was 8.50%.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees, which is outstanding upon dissolution of the Partnership must be repaid before any cash distributions can be made to the partners.

NOTE 7.       LEASES

The Partnership's five ground leases have lease terms expiring in 2006 (Tampa), 2008 (Greensboro and Miami), 2009 (Houston), and 2032 (Albuquerque) and contain one or more renewal options that allow the Partnership to extend the leases from 15 to 50 additional years. The leases generally provide for minimum base rentals as well as additional ground rentals which are calculated as a percentage of sales in excess of minimum base rentals. Total ground rental expense for the three years ended December 31 consisted of (in thousands):

                                          1997           1996           1995
                                       -----------    -----------     ----------
Minimum rentals....................$     1,548    $     1,548     $     1,548
Additional rentals based on sales..        719            706             664
                                       -----------    -----------     ----------
                                   $     2,267    $     2,254     $     2,212
                                       ===========    ===========     ==========

Minimum rentals for the five Hotels operating under noncancelable leases for real estate for future years (exclusive of percentage rentals) are as follows (in thousands):

                                            Minimum
               Year                         Rentals
              ---------                    ---------
               1998                     $     1,548
               1999                           1,548
               2000                           1,548
               2001                           1,548
               2002                           1,548
            Thereafter                       13,216
                                             ------
            Total minimum lease payments$    20,956
                                         ===========


NOTE 8.       MANAGEMENT AGREEMENTS

MII Management Agreement

On July 16, 1982, the Partnership entered into a management agreement with MII (the "MII Management Agreement") to manage and operate the Hotels for a term of 25 years from the opening of each Hotel with renewal terms, at the option of MII, of up to an additional 50 years. The MII Management Agreement provided for payment of base management fees equal to a percentage of sales ranging from 7% to 8% depending on the length of time the Hotel had been open as well as incentive management fees equal to a percentage of hotel operating profit, as defined, ranging from 20% to 90% depending on the level of returns from operating profit paid to the Partnership. In connection with obtaining the Bank Loan, the MII Management Agreement was amended on December 22, 1987, with respect to the Bank Hotels to provide for the payment of base management fees only after payment of debt service on the Bank Loan. If funds available after debt service were insufficient to pay all base management fees related to the

Bank Hotels, the fees were deferred without interest and payable in future years. The Partnership and the S&L Lender also modified the MII Management Agreement with respect to the S&L Hotels, providing for reductions in the base management fees for 1989 through 1993. As of December 31, 1994, the balance of deferred base management fees was $47.5 million. Payment of the incentive management fees was dependent upon the availability of cash flow after debt service, and incentive management fees were payable only after repayment of certain debt service guaranty advances and certain priority returns to the Partnership expressed as a percentage of limited partner invested equity. Through December 31, 1994, no incentive management fees had been paid since inception. As of December 31, 1994, deferred incentive management fees were $98.8 million. In connection with the Bank Loan restructuring in 1995, the MII Management Agreement was terminated and the deferred balances of base and incentive management fees outstanding as of December 31, 1994, were forgiven. The Partnership recorded an extraordinary gain of $146.3 million in 1995 to recognize the gain which resulted from the forgiveness of the deferred fees.

Until the termination of the MII Management Agreement, MII entered into leases (the "FF&E Leases") from the Partnership for all FF&E replacements for terms of up to six years. Lease payments represent an amount approximately equal to the principal amortization, interest, and fees associated with indebtedness incurred by the Partnership to finance the replacements and any sales and use taxes, personal property taxes, insurance premiums, and additional costs incurred by the Partnership in connection with the acquisition and use of such replacements. As of December 31, 1997 and 1996, MII was obligated to pay $2.9 million and $5.2 million,respectively, to the Partnership under these agreements.

Bank Hotels Management Agreement

Effective December 31, 1994, in connection with the Bank Loan restructuring, the Partnership entered into a new management agreement (the "Bank Hotels Management Agreement") with MII. This agreement provides for an initial term of 25 years from the opening date, as specified in the agreement, of each Bank Hotel with renewal terms at the option of MII of up to an additional 50 years. The Bank Hotels Management Agreement provides MII with a base management fee of 3% of gross Bank Hotel sales. In accordance with the restructured Bank Loan, a portion of the base management fee equal to 1% of gross Bank Hotel sales (the
"Subordinated Base Management Fee") is subordinate to the payment of debt service on the Bank Loan and repayment of certain advances under the Bank Guaranty. As a result, the Subordinated Base Management Fee is set aside in a collateral account to be made available for the payment of (i) debt service on the Bank Loan, (ii) debt service on the Bank Guaranty, and (iii) depending upon the balance of the Bank Guaranty, deferred base management fees. Any unpaid base management fees are deferred without interest and are payable in future years. As of December 31, 1997 and 1996, deferred base management fees were $3.6 million and $2.4 million, respectively. On February 23, 1998, the Partnership repaid $1.5 million to MII for deferred base management fees. Therefore, as of February 23, 1998, deferred base management fees were $2.1 million.

The Manager will continue to earn incentive management fees equal to 20% of hotel operating profit, as defined, and additional incentive management fees, after certain returns to the Partnership, ranging from 10% to 70% of hotel operating profit depending upon the level of returns achieved by the Partnership. Payment of incentive management fees will continue to be fully subordinated to the payment of debt service and to the replenishment of all guaranties. As of December 31, 1997 and 1996, deferred incentive management fees were $22.2 million and $14.8 million, respectively.

The Bank Hotels Management Agreement also requires the Partnership to maintain a property improvement fund (the "Bank Hotels Property Improvement Fund") to ensure that the physical condition and product quality of the Bank Hotels are maintained. Contributions to the Bank Hotels Property Improvement Fund are equal to 5% of gross Bank Hotel sales.

On February 24, 1995, the Partnership, the Bank Lender, and MII entered into a cash collateral agreement with terms effective January 1, 1995, whereby all Partnership cash relating to the Bank Hotels (including the Bank Hotels Property Improvement Fund and the Subordinated Base Management Fees) was pledged as collateral for the Bank Loan. Pursuant to the cash collateral agreement, a portion of the Bank Hotels Property Improvement Fund contribution equal to 4% of gross Bank Hotel sales is to be deposited into an escrow account for the FF&E needs of the Bank Hotels. This escrow balance as of December 31, 1997 and 1996, was $2.8 million and $2.4 million, respectively. The remaining portion of the Bank Hotels Property Improvement Fund contribution equal to 1% of gross Bank
Hotel sales is to be deposited into a restricted cash account which is subordinated to the payment of current debt service on the Bank Loan. Any balance remaining in the restricted cash account at the end of each year, after payment of debt service, will be released from any restrictions. As of December 31, 1997 and 1996, the balance in the restricted cash account was $1.1 million. The balance in the fund was not required for 1997 or 1996 debt service and was transferred to the Bank Hotels Property Improvement Fund in early 1998 and 1997, respectively.

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

The MHSI Agreements provide for a priority return to the Partnership equal to 10.75% of the owner's investment, plus ground rent in the case of the Tampa Hotel. As of December 31, 1997, the Raleigh and Tampa owner's investment was $19.6 million and $16.8 million, respectively. The MHSI Agreement for Raleigh provides for a portion of the base management fee payable to MHSI equal to 1% of gross Hotel sales to be subordinated to the first 10% of the 10.75% priority return for five years from the effective date of the Raleigh agreement. Any unpaid base management fees will accrue and are payable from any excess operating profit; however, any deferred base management fees remaining on June 18, 1999, will be waived. As of December 31, 1997 and 1996, no base management fees were deferred under the Raleigh management agreement.

Incentive management fees are payable from 40% of available cash flow, as defined. Any unpaid incentive management fees for the Raleigh and Tampa Hotels are waived annually. In 1997, incentive management fees paid for the Raleigh and Tampa Hotels were $567,000 and $350,000, respectively. In 1996, incentive management fees paid for the Raleigh and Tampa Hotels were $574,000 and $315,000, respectively.

Each MHSI Agreement provides for the establishment of a property improvement fund ("Property Improvement Fund") for each Hotel. Contributions to the Property Improvement Fund equal 5% of gross Hotel sales from each Hotel. However, effective August 1996, MHSI and the Partnership agreed to increase the contribution from 5% to 7% for the Raleigh Hotel until an additional $300,000 was deposited to cover the cost of certain renovations. This increase was in effect until the fourth quarter of 1997. In addition, a portion of the contribution for the Raleigh Hotel equal to 2% of gross Hotel sales is used to pay interest and principal on the Raleigh $350,000 FF&E Loans and the Raleigh $700,000 FF&E Loan. As of December 31, 1997, the balances of the Raleigh and Tampa Property Improvement Funds were $727,000 and $232,000, respectively. As of December 31, 1996, the balances of the Raleigh and Tampa Property Improvement Funds were $678,000 and $67,000, respectively.

General

Pursuant to the terms of the management agreements, the Managers are required to furnish the Hotels with certain services ("Chain Services") which generally are provided on a central or regional basis to all hotels in the Marriott hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services, as needed, which may be performed more efficiently on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned, or leased by MII or its subsidiaries. In addition, the Hotels also participate in MII's Marriott Rewards Program ("MRP"). This program was formerly called the Honored Guest Awards Program. The cost of this program is charged to all hotels in the Marriott hotel system based on the MRP sales at each hotel. The total amount of Chain Services and MRP costs charged to the Partnership was $7.3 million in 1997, $7.1 million in 1996, and $7.6 million in 1995.

Pursuant to the terms of the management agreements, the Partnership is required to provide the Managers with working capital and supplies to meet the operating needs of the Hotels. In 1995, in conjunction with the sale of the Dallas Hotel, $946,000 was reimbursed by the Dallas Hotel to the Partnership. These funds were used to pay interest and principal on working capital advances from Host Marriott. Additionally during 1995, MII returned $400,000 in working capital to the Partnership. During 1996, the Partnership advanced $262,000 to MII for working capital. During 1997, $168,000 in working capital was returned to the Partnership. Therefore, as of December 31, 1997 and 1996, $5.1 million and $5.3 million, respectively, has been advanced to the Managers for working capital and supplies for the Hotels.

NOTE 9.       RELATED PARTY TRANSACTIONS

A 66-guest room addition to the Raleigh Hotel was completed and opened on July 18, 1987. The $3.4 million addition was operated as part of the Raleigh Hotel but was owned by Host Marriott. Host Marriott subordinated its receipt of cash flow generated from the Host Marriott-owned Raleigh addition (the "Addition Deferral") to the payment of debt service on the S&L Loan for the years 1991 through 1993. The Addition Deferral bears interest at the prime rate. The weighted average interest rate was 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. The balance of the Addition Deferral including accrued interest at December 31, 1997 and 1996, was $1.6 and $1.5 million, respectively. Except for the balance of $1.6 million, the Partnership's rights and obligations under the Addition Deferral arrangement terminated with the Raleigh Hotel foreclosure. Additionally, the 66-room addition was purchased by the Partnership when the Raleigh Hotel was repurchased during 1994.

On June 28, 1995, the Partnership assigned its right of first refusal to purchase the Point Clear Hotel to a subsidiary of Host Marriott, which subsequently purchased the Hotel. In exchange, Host Marriott agreed to forgive $2 million of accrued interest on certain advances to the Partnership, which has been accounted for as a capital contribution by the General Partner.

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

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Host Marriott, the General Partner, who are listed below:

                                                                                                                Age at
             Name                                          Current Position                                December 31, 1997
------------------------------      -------------------------------------------------------------      ---------------------
Terence C. Golden                   President, Chief Executive Officer and Director                               53
Richard E. Marriott*                Chairman of the Board of Directors                                            59
R. Theodore Ammon                   Director                                                                      48
Robert M. Baylis                    Director                                                                      59
J. W. Marriott, Jr.*                Director                                                                      66
Ann Dore McLaughlin                 Director                                                                      56
Harry L. Vincent, Jr.               Director                                                                      78
Robert E. Parsons, Jr.              Executive Vice President and Chief Financial Officer                          42
Christopher J. Nassetta             Executive Vice President                                                      35
Christopher G. Townsend             Senior Vice President and General Counsel                                     50
Donald D. Olinger                   Senior Vice President and Corporate Controller                                39

*J. W. Marriott, Jr. and Richard E. Marriott are brothers.

Business Experience

Terence C. Golden is the President and Chief Executive Officer of Host Marriott and serves as a Director of certain subsidiaries of Host Marriott. He also serves as Chairman of Bailey Realty Corporation and Bailey Capital Corporation and various affiliated companies. In addition, Mr. Golden is a Director of Prime Retail, Inc., Cousins Properties, Inc. and the District of Columbia Early Childhood Collaborative. He is also a member of the Executive Committee of the Federal City Council. Prior to joining Host Marriott, Mr. Golden served as Chief Financial Officer of the Oliver Carr Company. Prior to joining the Oliver Carr Company, he served as Administrator of the General Services Administration and as Assistant Secretary of Treasury, and he was co-founder and national managing partner of Trammel Crow Residential Companies. Mr. Golden's term as a Director of Host Marriott expires at the 2000 annual meeting of shareholders.

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

R. Theodore Ammon is a private investor and Chairman and Chief Executive Officer of Big Flower Press Holdings Inc. and Chairman of Treasure Chest Advertising Company, Inc. He was formerly a general partner of Kohlberg Kravis Roberts & Company (a New York and San Francisco-based investment firm). He also serves as Director of Samsonite Corporation, Foodbrands America, Inc. and Culligan Water Technologies, Inc. In addition, Mr. Ammon is a member of the Boards of Directors of the New York YMCA, Jazz at Lincoln Center and the Institute of International Education, and of the Board of Trustees of Bucknell University. Mr. Ammon's term as a Director of Host Marriott expires at the 1998 annual meeting of shareholders.

Robert M. Baylis is a Director of The International Forum, an executive education program of the Wharton School of the University of Pennsylvania. He was formerly Vice Chairman of CS First Boston. Mr. Baylis also serves as a Director of New York Life Insurance Company, Covance, Inc., Gryphon Holdings, Inc., and Home State Holdings, Inc. Mr. Baylis' term as a Director of Host Marriott expires at the 2000 annual meeting of stockholders.

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

Ann Dore McLaughlin is Chairman of the Aspen Institute. She formerly served as President of the Federal City Council from 1990 until 1995. Ms. McLaughlin has served with distinction in several U.S. Administrations in such positions as Secretary of Labor and Under Secretary of the Department of the Interior. She also serves as a Director of AMR Corporation, Fannie Mae, General Motors Corporation, Kellogg Company, Nordstrom, Potomac Electric Power Company, Union Camp Corporation, Donna Karan International, Inc., Vulcan Materials Company, Harman International Industries, Inc. and Sedgwick Group plc. Additionally, Ms. McLaughlin serves as a member of the governing boards of a number of civic, non-profit organizations, including the Public Agenda Foundation and the Conservation Fund. She is also on the Board of Overseers for the Wharton School of the University of Pennsylvania. Ms. McLaughlin's term as Director of Host Marriott expires at the 2000 annual meeting of shareholders.

Harry L. Vincent, Jr. is a retired Vice Chairman of Booz-Allen & Hamilton, Inc. He also served as a Director of Signet Banking Corporation from 1973 until 1989. Mr. Vincent's term as Director of Host Marriott expires at the 1999 annual meeting of shareholders.

Robert E. Parsons, Jr. joined Host Marriott's Corporate Financial Planning staff in 1981 and was made Assistant Treasurer in 1988. In 1993, Mr. Parsons was elected Senior Vice President and Treasurer of Host Marriott, and in

1995, he was elected Executive Vice President and ChiefFinancial Officer of Host Marriott.

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

ITEM 11.        MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreements described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead but without a profit to the General Partner. For the fiscal years ending December 31, 1997, 1996 and 1995, the Partnership reimbursed the General Partner in the amount of $259,000, $218,000 and $88,000, respectively, for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions" on page 47 of this document.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

As of December 31, 1997, no person of record owned, or to the Partnership's knowledge beneficially owned, more than 5% of the total number of Units.

The officers and directors of the General Partner, as a group, own the following
Units:

                                Amount and Nature of
    Title of Class              Beneficial Ownership       Percent of Class
    --------------              --------------------       ----------------
Limited Partnership Units           114 Units                     6%

The officers and directors of MII, as a group, own the following Units:

                                Amount and Nature of
  Title of Class                Beneficial Ownership       Percent of Class
  --------------                --------------------       ----------------
Limited Partnership Units          118.11 Units                   7%

There are 113 Units owned by individuals who are directors of both the General Partner and MII. These 113 Units are included in each of the ownership tables of the General Partner and MII.

The Partnership is not aware of any arrangement which may result at a subsequent date in a change in control of the Partnership.


ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreements

As described below, the Partnership is a party to several material ongoing agreements with MII or its affiliates pursuant to which the Hotels are managed by MII or affiliates.

Bank Hotels Management Agreement

Effective December 31, 1994, in connection with the Bank Loan restructuring, the Partnership entered into a new management agreement (the "Bank Hotels Management Agreement") with MII. This agreement provides for an initial term of 25 years from the opening date, as specified in the agreement, of each Bank Hotel with renewal terms at the option of MII of up to an additional 50 years. The Bank Hotels Management Agreement provides MII with a base management fee of 3% of gross Bank Hotel sales. In accordance with the restructured Bank Loan, a portion of the base management fee equal to 1% of gross Bank Hotel sales (the
"Subordinated Base Management Fee") is subordinate to the payment of debt service on the Bank Loan and repayment of certain advances under the Bank Guaranty. As a result, the Subordinated Base Management Fee is set aside in a collateral account to be made available for the payment of (i) debt service on the Bank Loan, (ii) debt service on the Bank Guaranty, and (iii) depending upon the balance of the Bank Guaranty, of deferred base management fees. Any unpaid base management fees are deferred without interest and are payable in future years. As of December 31, 1997 and 1996, deferred base management fees were $3.6 million and $2.4 million, respectively. On February 23, 1998, the Partnership repaid $1.5 million to MII for deferred base management fees. Therefore, as of February 23, 1998, deferred base management fees were $2.1 million.

The Manager will continue to earn incentive management fees equal to 20% of hotel operating profit, as defined, and additional incentive management fees, after certain returns to the Partnership, ranging from 10% to 70% of hotel operating profit depending upon the level of returns achieved by the Partnership. Payment of incentive management fees will continue to be fully subordinated to the payment of debt service and to the replenishment of all guaranties. As of December 31, 1997 and 1996, deferred incentive management fees were $22.2 million and $14.8 million, respectively.

The Bank Hotels Management Agreement also requires the Partnership to maintain a property improvement fund (the "Bank Hotels Property Improvement Fund") to ensure that the physical condition and product quality of the Bank Hotels are maintained. Contributions to the Bank Hotels Property Improvement Fund are equal to 5% of gross Bank Hotel sales.

On February 24, 1995, the Partnership, the Bank Lender, and MII entered into a cash collateral agreement with terms effective January 1, 1995, whereby all Partnership cash relating to the Bank Hotels (including the Bank Hotels Property Improvement Fund and the Subordinated Base Management Fees) was pledged as collateral for the Bank Loan. Pursuant to the cash collateral agreement, a portion of the Bank Hotels Property Improvement Fund contribution equal to 4% of gross Bank Hotel sales is to be deposited into an escrow account for the FF&E needs of the Bank Hotels. This escrow balance as of December 31, 1997 and 1996, was $2.8 million and $2.4 million, respectively. The remaining portion of the Bank Hotels Property Improvement Fund contribution equal to 1% of gross Bank
Hotel sales is to be deposited into a restricted cash account which is subordinated to the payment of current debt service on the Bank Loan. Any balance remaining in the restricted cash account at the end of each year, after payment of debt service, will be released from any restrictions. As of December 31, 1997 and 1996, the balance in the restricted cash account was $1.1 million. The balance in the fund was not required for 1997 or 1996 debt service and was transferred to the Bank Hotels Property Improvement Fund in early 1998 and 1997, respectively.

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

The MHSI Agreements provide for a priority return to the Partnership equal to 10.75% of the owner's investment, plus ground rent in the case of the Tampa Hotel. As of December 31, 1997, the Raleigh and Tampa owner's investment was $19.6 million and $16.8 million, respectively. The MHSI Agreement for Raleigh provides for a portion of the base management fee payable to MHSI equal to 1% of gross Hotel sales to be subordinated to the first 10% of the 10.75% priority return for five years from the effective date of the Raleigh agreement. Any unpaid base management fees will accrue and are payable from any excess operating profit; however, any deferred base management fees remaining on June

18, 1999, will be waived. As of December 31, 1997 and 1996, no base management fees were deferred under the Raleigh management agreement.

Incentive management fees are payable from 40% of available cash flow, as defined. Any unpaid incentive management fees for the Raleigh and Tampa Hotels are waived annually. In 1997, incentive management fees paid for the Raleigh and Tampa Hotels were $567,000 and $350,000, respectively. In 1996, incentive management fees paid for the Raleigh and Tampa Hotels were $574,000 and $315,000, respectively.

Each MHSI Agreement provides for the establishment of a property improvement fund ("Property Improvement Fund") for each Hotel. Contributions to the Property Improvement Fund equal 5% of gross Hotel sales from each Hotel. However, effective August 1996, MHSI and the Partnership agreed to increase the contribution from 5% to 7% for the Raleigh Hotel until an additional $300,000 was deposited to cover the cost of certain renovations. This increase was in effect until the fourth quarter of 1997. In addition, a portion of the contribution for the Raleigh Hotel equal to 2% of gross Hotel sales is used to pay interest and principal on the Raleigh $350,000 FF&E Loans and the Raleigh $700,000 FF&E Loan. As of December 31, 1997, the balances of the Raleigh and Tampa Property Improvement Funds were $727,000 and $232,000, respectively. As of December 31, 1996, the balances of the Raleigh and Tampa Property Improvement Funds were $678,000 and $67,000, respectively.

General

Pursuant to the terms of the management agreements, the Managers are required to furnish the Hotels with certain services ("Chain Services") which generally are provided on a central or regional basis to all hotels in the Marriott hotel system. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services, and such additional services, as needed, which may be performed more efficiently on a centralized basis. Costs and expenses incurred in providing such services are allocated among all domestic hotels managed, owned, or leased by MII or its subsidiaries. In addition, the Hotels also participate in MII's Marriott Rewards Program ("MRP"). This program was formerly called the Honored Guest Awards Program. The cost of this program is charged to all hotels in the Marriott hotel system based on the MRP sales at each hotel. The total amount of Chain Services and MRP costs charged to the Partnership was $7.3 million in 1997, $7.1 million in 1996, and $7.6 million in 1995.

Pursuant to the terms of the management agreements, the Partnership is required to provide the Managers with working capital and supplies to meet the operating needs of the Hotels. In 1995, in conjunction with the sale of the Dallas Hotel, $946,000 was reimbursed by the Dallas Hotel to the Partnership. These funds were used to pay interest and principal on working capital advances from Host Marriott. Additionally during 1995, MII returned $400,000 in working capital to the Partnership. During 1996, the Partnership advanced $262,000 to MII for working capital. During 1997, $168,000 in working capital was returned to the Partnership. Therefore, as of December 31, 1997 and 1996, $5.1 million and $5.3 million, respectively, has been advanced to the Managers for working capital and supplies for the Hotels.

The following table sets forth the amount paid to the Managers under both the Bank Hotels Management Agreement and the MHSI Agreements for the years ended December 31, 1997, 1996, and 1995 (in thousands). The table also includes accrued but unpaid base and incentive management fees:

                                                                                        1997            1996           1995
                                                                                    -------------  -------------   -------------
                                                                                                     (unaudited)
    Chain Services and MRP costs reimbursed.........................................$       7,320  $       7,076   $       7,575
    Base management fees paid.......................................................        3,310          3,152           3,324
    Incentive management fees paid..................................................          917            889             489
    Interest and principal paid on Raleigh FF&E loan................................           70             67              --
                                                                                    -------------  -------------   -------------
                                                                                    $      11,617  $      11,184   $      11,388
                                                                                    =============  =============   =============
Accrued but unpaid fees:
    Incentive management fees.......................................................$       7,491  $       6,589   $       8,162
    Base management fees............................................................        1,205          1,148           1,273
                                                                                    -------------  -------------   -------------
                                                                                    $       8,696  $       7,737   $       9,435
                                                                                    =============  =============   =============

Raleigh and Tampa Loans

The Partnership repurchased the Raleigh Hotel and the Tampa Hotel on May 20, 1994, and July 11, 1994, respectively, with funding provided by non-recourse loans to the Partnership from a wholly-owned subsidiary of Host Marriott.

The non-recourse loan for the Raleigh Hotel totaled $19.4 million to cover the $18.7 million purchase price and closing costs. Under the terms of the loan, $14.0 million of principal ("Raleigh Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on May 20, 2001. The remaining principal of $5.4 million ("Raleigh Note B") bears interest at a fixed rate of 11.5% and matures on May 20, 2006. Cash flow from the Raleigh Hotel is used to pay debt service in the following order of priority: (i) interest on Raleigh Note A, (ii) principal on Raleigh Note A, and (iii) interest on Raleigh Note B. The remaining cash flow is used to pay principal on Raleigh Note B. If cash flow is insufficient to pay interest on Raleigh Note B, the unpaid interest rolls into the Raleigh Note B principal balance annually. As of December 31, 1997 and 1996, the Raleigh Note A principal balance was $13.5 million, and the Raleigh Note B principal balance was $3.8 million and $4.8 million, respectively.

The non-recourse loan for the Tampa Hotel totaled $16.3 million to cover the $15.7 million purchase price and closing costs. Under the terms of the loan, $10.0 million of principal ("Tampa Note A") bears interest at a fixed rate of 10% and requires quarterly payments of interest and principal, based on a 25-year amortization schedule, with a balloon payment due at maturity on July 11, 2001. The remaining principal of $6.3 million ("Tampa Note B") bears interest at a fixed rate of 11.5% and matures on July 11, 2006. Cash flow from the Tampa Hotel is used to pay debt service in the following order of priority:
(i) interest on Tampa Note A, (ii) principal on Tampa Note A, and (iii) interest on Tampa Note B. The remaining cash flow is used to pay principal on Tampa Note
B. If cash flow is insufficient to pay interest on Tampa Note B, the unpaid interest rolls into the Tampa Note B principal balance annually. As of December 31, 1997 and 1996, the Tampa Note A principal balance was $9.7 million, and the Tampa Note B principal balance was $5.4 million and $6.1 million, respectively.

Each of the Raleigh and Tampa loans are secured by a first priority lien on the building; land (the Partnership's leasehold interest in the case of the Tampa Hotel); furniture, fixtures and equipment; and working capital and supplies advanced to the Manager.

Other Loans

As of December 31, 1997, the Partnership also owed Host Marriott $88.8 million including accrued interest, as follows: (i) $64.4 million related to the original Host Marriott Guaranty and the S&L Guaranty; (ii) $8.5 million related to the Bank Guaranty; (iii) $5.4 million related to working capital advances;
(iv) $8.9 million for capital improvements at the Point Clear, Alabama Hotel; and (v) $1.6 million from Host Marriott's subordination of cash flow from the 66-room Raleigh addition. All of the above-mentioned advances bear interest at the prime rate as announced by Bankers Trust Company with a weighted average interest rate of 8.44% for 1997, 8.27% for 1996, and 8.85% for 1995. At December 31, 1997, the interest rate was 8.50%.

As of December 31, 1997 and 1996, the Partnership owed Host Marriott $874,000 and $1.0 million, respectively, including accrued interest related to the Raleigh $350,000 FF&E Loan and the Raleigh $700,000 FF&E Loan.

As of December 31, 1997 and 1996, the Partnership owed MHSI $300,000 including accrued interest related to the Raleigh $350,000 FF&E Loan.

All Partnership indebtedness, including the Bank Loan, guaranty advances, other General Partner loans, and deferred base and incentive management fees which are outstanding upon dissolution of the Partnership must be repaid before any cash distributions can be made to the partners.

Payments to Host Marriott and Subsidiaries

The following table sets forth amounts paid by the Partnership to Host Marriott and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                                                                      (unaudited)
                                                                                          1997           1996           1995
                                                                                          ----           ----           ----
Interest and principal paid on FF&E loans.............................................$     2,768    $       304     $     6,428
Interest and principal paid on Raleigh acquisition loan...............................      2,754          2,852           2,495
Interest and principal paid on Bank Guaranty loan.....................................      2,170          1,163              0

Interest and principal paid on Tampa acquisition loan.................................      2,153          2,239           1,951
Administrative expenses reimbursed....................................................        259            218              88
Interest and principal paid on the working capital advances...........................         --          2,800             946
                                                                                      -----------    -----------     -----------
                                                                                      $    10,104    $     9,576     $    11,908
                                                                                      ===========    ===========     ===========

Other Related Party Transactions

On June 28, 1995, the Partnership assigned its right of first refusal to purchase the Point Clear Hotel to a subsidiary of Host Marriott, which subsequently purchased the Hotel. In exchange, Host Marriott agreed to forgive $2 million of accrued interest on certain advances to the Partnership, which has been accounted for as a capital contribution by the General Partner.

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

           ***10mm.Host Marriott Corporation Corporate and Incumbency Certificate
                      dated as of August 22, 1995 among the Partnership, The Mitsui
                      Trust and Banking Company, Limited, New York Branch, the
                      undersigned Christopher G. Townsend, the Senior Vice President and
                      Corporate Secretary of Host Marriott Corporation.                                        N/A

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

           ***10tt.   First Amendment to Security Agreement and Assignment of
                      dated as of August 22, 1995 by and among the Partnership
                      and The Mitsui Trust and Banking Company, Limited,
                      New York Branch. (Houston)                                                               N/A

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

           ****10ddd.Promissory Note dated January 24, 1995, by the Partnership
                      to Marriott Hotel Services, Inc. (Raleigh)                                               N/A

           ****10eee.Promissory Note dated January 24, 1995, by the Partnership
                      to Marriott Financial Services, Inc. (Raleigh)                                           N/A

           ****10fff. Promissory Note dated June 1, 1996, by the Partnership
                      to Marriott Financial Services, Inc. (Raleigh)                                           N/A

           ****10ggg.Loan Agreement dated September 13, 1996, between the
                      Partnership and Marriott Hotel Services, Inc. (Raleigh)                                  N/A

           ****10hhh.Loan Agreement dated September 13, 1996, between the
                      Partnership and Marriott Financial Services, Inc. (Raleigh)                              N/A

           ****10iii. Loan Agreement dated September 13, 1996, between the
                      Partnership and Marriott Financial Services, Inc. (Raleigh)                              N/A

           ****10jjj. Amendment to Management Agreement dated August 15, 1996,
                      between the Partnership and Marriott Hotel Services, Inc. (Raleigh)                      N/A

           10kkk      Allonge to Promissory Note dated June 22, 1997, between the Partnership
                      and The Mitsui Trust and Banking Company, Limited, New York Branch                       59

           10lll      First Amendment to Interest Guaranty Agreement dated June 22, 1997, between Host Marriott Corporation and The Mitsui Trust and Banking
                      Company, Limited, New York Branch                                                        61





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

**** Incorporated herein by reference to the same numbered exhibit in the Partnership's Form 10-K for the fiscal year ended December 31, 1996, previously filed with the Commission on March 28, 1996.

(b)      REPORTS ON FORM 8-K

         None.

(c)      EXHIBITS


                                                                   Exhibit 10kkk


                           ALLONGE TO PROMISSORY NOTE



         THIS ALLONGE TO PROMISSORY NOTE dated as of June 22, 1997 (the "Allonge") by and between POTOMAC HOTEL LIMITED PARTNERSHIP, a Delaware limited partnership (the "Borrower") and THE MITSUI TRUST AND BANKING COMPANY, LIMITED, NEW YORK BRANCH (the "Lender"), sets forth the binding agreement of the parties.

         WHEREAS, the Borrower and Lender are parties to (i) that certain Amended and Restated Loan Agreement dated as of August 22, 1995 (the "Loan Agreement") and (ii) that certain Note Modification Agreement dated as of August 22, 1995, which amended and restated in its entirety the Promissory Note evidencing the loan of $191,000,000 from the Lender to the Borrower (the "Note"); and

         WHEREAS, Section 2.4(i) of the Loan Agreement requires the parties, in connection with any extension of the Maturity Date (as defined in the Loan Agreement) under the terms of the Loan Agreement, to execute this Allonge to the Note to reflect the extension of the Maturity Date;

         NOW, THEREFORE, in consideration of the premises, the parties hereto agree as follows:

         1. The definition of "Maturity Date" in Section 1 of the Note shall be amended to read in its entirety as follows:

             Maturity Date:December 22, 1998.

         2. All other terms and conditions of the Note shall remain unmodified and in full force and effect.

         IN WITNESS WHEREOF, the Borrower and the Lender have caused this Allonge to be duly executed and delivered as of the date first above written.

                       POTOMAC HOTEL LIMITED PARTNERSHIP

                       By:    Host Marriott Corporation, its general partner



                       By:      /s/ Bruce D. Wardinski
                       Name:    Bruce D. Wardinski
                       Title:   Vice President

                      THE MITSUI TRUST AND BANKING COMPANY,
                      LIMITED, NEW YORK BRANCH



                      By:    /s/ Hideharu Nozawa  Dec 22 1997
                      Name:    Hideharu Nozawa
                      Title:   VP and Manager

                                                                   Exhibit 10lll


                 FIRST AMENDMENT TO INTEREST GUARANTY AGREEMENT


         THIS FIRST AMENDMENT TO INTEREST GUARANTY AGREEMENT dated as of June 22, 1997 (the "Agreement") by and between HOST MARRIOTT CORPORATION, a Delaware corporation (the "Guarantor") and THE MITSUI TRUST AND BANKING COMPANY, LIMITED, NEW YORK BRANCH (the "Lender"), sets forth the binding agreement of the parties.

                              PRELIMINARY STATEMENT

         A. The Lender has made a loan in the original principal amount of $245,000,000 (the "Loan") to Potomac Hotel Limited Partnership, a Delaware limited partnership (the "Borrower") pursuant to that certain Loan Agreement dated as of December 22, 1987 (the "Original Loan Agreement").

         B. The term of the Loan was extended on the terms described in the Amended and Restated Loan Agreement dated as of August 22, 1995 (the "Restated Loan Agreement") which amended and restated the Original Loan Agreement.

         C. As a condition to the Lender's willingness to execute and deliver the Restated Loan Agreement, the Guarantor and the Lender entered into that certain Interest Guaranty Agreement dated as of August 22, 1995 (the "Guaranty"), pursuant to the Lender's request that the Guarantor guarantee certain of the obligations of the Borrower and to indemnify the Lender for certain related matters.

         D. Pursuant to Section 2.4(a) of the Restated Loan Agreement, the Borrower has elected to exercise the option to extend the Maturity Date for a period of one year (the "First Extension Option").

         E. Pursuant to Section 2.4(b) of the Restated Loan Agreement, one of the conditions to the extension of the Maturity Date is the amendment of the Guaranty on the terms and to the extent described in this Agreement.

                                    Agreement

         1. All capitalized terms used herein and not otherwise defined herein shall have the meanings ascribed to such terms in the Guaranty.

         2. As of the Maturity Date (as in effect prior to the exercise of the First Extension Option), the definition of "Adjusted Maximum Interest Liability" in section 2.3(a) of the Guaranty, is hereby amended to be $8,000,000.

         3. The Guaranty, as amended hereby, is hereby ratified and confirmed, and shall remain in full force and effect, and, except as expressly amended hereby, all provisions of the Guaranty remain unmodified.

         IN WITNESS WHEREOF, the Guarantor and the Lender have caused this Agreement to be duly executed and delivered as of the date first above written.


                                           THE MITSUI TRUST AND BANKING COMPANY,
                                           LIMITED, NEW YORK BRANCH




                                           By: /s/ Hideharu Nozawa  Dec 22 1997
                                               Name:    Hideharu Nozawa
                                               Title:   VP and Manager


                                           HOST MARRIOTT CORPORATION



                                           By:    /s/ Bruce D. Wardinski
                                                  Name:    Bruce D. Wardinski
                                                  Title:   Senior Vice President

                                                                                                                        SCHEDULE III
                                                                                                                         Page 1 of 3








                        POTOMAC HOTEL LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1997
                                 (in thousands)



                                                      Initial Costs                     Gross Amount at December 31, 1997
                                                  ----------------------               ------------------------------------
                                                                          Subsequent
                                                           Buildings &      Costs                Buildings &           Accumulated
            Description                  Debt      Land    Improvements  Capitalized     Land    Improvements  Total   Depreciation
            -----------                  ----      ----    ------------  -----------     ----    ------------  -----   ------------

Albuquerque Marriott Hotel             $21,755      $0       $19,128         $714         $0       $19,842    $19,842    $(7,532)
  Albuquerque, New Mexico

Greensboro-High Point                   31,307       0        10,514          848         0         11,362     11,362     (3,998)
  Marriott Hotel
  Greensboro, North Carolina

Houston Marriott Medical Center         16,503       0        28,798          600         0         29,398     29,398     (9,778)
  Houston, Texas

Biscayne Bay Marriott Hotel             44,723       0        48,531          1,106       0         49,637     49,637    (17,308)
  Miami, Florida

Marriott's Mountain Shadows             27,076     6,994      25,625          3,126     6,994       28,751     35,745    (12,583)
  Resort and Golf Club
  Scottsdale, Arizona

Raleigh Marriott Crabtree Valley (e)    17,318     1,838      16,097          1,279     1,838       17,376     19,214     (1,789)
  Raleigh, North Carolina

Seattle Marriott Sea-Tac Airport        31,303     1,612      22,241          1,161     1,612       23,402     25,014     (8,686)
  Seattle, Washington

Tampa Marriott Westshore (e)            15,024       0        14,347          546          0        14,893     14,893     (1,381)
Tampa, Florida                          ------     -----      ------          ---       -----       ------     ------     ------




                                       $205,009   $10,444    $185,281       $9380     $10,444     $194,661   $205,105    ($63,055)
                                       ========   =======    ========       ======    =======     ========   ========     ========





                                                                                                                        SCHEDULE III
                                                                                                                         Page 2 of 3













                        POTOMAC HOTEL LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                                 (in thousands)




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






                                                                                                                        Schedule III
                                                                                                                         Page 3 of 3
                                           Potomac Hotel Limited Partnership
                                        Real Estate and Accumulated Depreciation
                                                   December 31, 1997
                                                     (in thousands)


Notes:                                                                         1997            1996             1995
------                                                                      -----------    ------------     ------------

(a)   Reconciliation of Real Estate:
         Balance at beginning of year.......................................$   201,893    $    199,009     $    224,253
         Capital expenditures...............................................      3,212           2,920            1,908
         Dispositions and other.............................................         --             (36)         (27,152)
                                                                            -----------    ------------     ------------
         Balance at end of year.............................................$   205,105    $    201,893     $    199,009
                                                                            ===========    ============     ============

(b)   Reconciliation of Accumulated Depreciation:
         Balance at beginning of year.......................................$    57,025    $     52,568     $     55,542
         Depreciation.......................................................      6,030           4,461            5,300
         Dispositions and other.............................................         --              (4)          (8,274)
                                                                            -----------    ------------     ------------
         Balance at end of year.............................................$    63,055    $     57,025     $     52,568
                                                                            ===========    ============     ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $187 million at December 31, 1997.

(d) The Debt balance is as of December 31, 1997.

(e) The Raleigh and Tampa Hotels were purchased by the Partnership in 1982. However, the Raleigh and Tampa Hotels were foreclosed on in 1993 and 1994, respectively. These Hotels were subsequently repurchased by the Partnership in 1994. Therefore, the initial costs for Raleigh and Tampa reflected on this schedule are the costs related to the repurchase in 1994.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th of March, 1998.

                                 POTOMAC HOTEL LIMITED PARTNERSHIP

                                 By:   HOST MARRIOTT CORPORATION
                                 General Partner



                                 By:   /s/Terence C. Golden
                                 Terence C. Golden
                                 President, Chief Executive Officer and Director

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