Form 10-Q
period 1998-03-27
POTOMAC HOTEL LTD PARTNERSHIP
filed 1998-05-11
CIK 357226

================================================================================
================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

                 Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter ended March 27, 1998

                                       OR


                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                    52-1240223
--------------------------------              --------------------------
 (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)               Identification No.)


    10400 Fernwood Road
    Bethesda, Maryland                                20817
--------------------------------              --------------------------
(Address of principal executive               (Zip Code)
 offices)

        Registrant's telephone number, including area code: 301-380-2070




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

================================================================================
================================================================================

================================================================================
                        Potomac Hotel Limited Partnership
================================================================================


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.

Item 1.       Financial Statements

              Condensed Statement of Operations
                Twelve Weeks Ended March 27, 1998 and March 28, 1997..........1

              Condensed Balance Sheet
                March 27, 1998 and December 31, 1997..........................2

              Condensed Statement of Cash Flows
                Twelve Weeks ended March 27, 1998 and March 28, 1997..........3

              Notes to Condensed Financial Statements.........................4


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations...........................6




                                             PART II - OTHER INFORMATION

Item 1.       Legal Proceedings...............................................11

Item 6.       Exhibits and Reports on Form 8-K................................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                                                                 Twelve Weeks Ended
                                                                                            March 27,           March 28,
                                                                                              1998                1997
                                                                                        ----------------    ---------------

HOTEL REVENUES..........................................................................$         16,533    $        15,914
                                                                                        ----------------    ---------------

OPERATING COSTS AND EXPENSES
   Incentive management fee.............................................................           3,245              3,060
   Depreciation.........................................................................           1,945              1,263
   Base management fee..................................................................           1,243              1,197
   Ground rent, insurance and other.....................................................           1,003                879
   Property taxes.......................................................................             817                807
                                                                                        ----------------    ---------------
                                                                                                   8,253              7,206

OPERATING PROFIT........................................................................           8,280              8,708
   Interest expense.....................................................................          (6,063)            (5,845)
   Other revenues.......................................................................             121                177
                                                                                        ----------------    ---------------
NET INCOME..............................................................................$          2,338    $         3,040
                                                                                        ================    ===============

ALLOCATION OF NET INCOME
   General Partner......................................................................$             24    $            31
   Limited Partners.....................................................................           2,314              3,009
                                                                                        ----------------    ---------------
                                                                                        $          2,338    $         3,040
                                                                                        ================    ===============

NET INCOME PER LIMITED PARTNER UNIT (1,800 Units).......................................$          1,286    $         1,672
                                                                                        ================    ===============










               See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                                            March 27,         December 31,
                                                                                              1998                1997
                                                                                           (unaudited)
                                                                                        ----------------    ---------------
ASSETS

   Property and equipment, net..........................................................$        152,884    $       154,253
   Due from Marriott International, Inc. and affiliates.................................          12,881             10,173
   Other assets.........................................................................           5,845              4,265
   Restricted cash......................................................................           6,359              6,351
   Cash and cash equivalents............................................................           1,017              3,182
                                                                                        ----------------    ---------------
                                                                                        $        178,986    $       178,224
                                                                                        ================    ===============

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt........................................................................$        168,909    $       172,667
   Due to Host Marriott Corporation and affiliates......................................         122,738            125,549
   Incentive and base management fees due to Marriott International, Inc. ..............          27,493             25,868
   Due to Marriott International, Inc. and affiliates...................................             382                398
   Accrued interest and other liabilities...............................................           4,248                864
                                                                                        ----------------    ---------------
      Total Liabilities.................................................................         323,770            325,346
                                                                                        ----------------    ---------------
PARTNERS' DEFICIT
   General Partner......................................................................         (34,818)           (34,842)
   Limited Partners.....................................................................        (109,966)          (112,280)
                                                                                        ----------------    ---------------
      Total Partners' Deficit...........................................................        (144,784)          (147,122)
                                                                                        ----------------    ---------------
                                                                                        $        178,986    $       178,224
                                                                                        ================    ===============










                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                                 Twelve Weeks Ended
                                                                                            March 27,           March 28,
                                                                                              1998                1997
                                                                                        ----------------    ---------------

OPERATING ACTIVITIES
   Net income...........................................................................$          2,338    $         3,040
   Noncash items........................................................................           5,261              5,893
   Changes in operating accounts........................................................          (1,181)            (1,743)
                                                                                        ----------------    ---------------
      Cash provided by operating activities.............................................           6,418              7,190
                                                                                        ----------------    ---------------
INVESTING ACTIVITIES
   Change in property improvement funds.................................................          (1,635)              (820)
   Additions to property and equipment, net.............................................            (594)            (1,506)
   Working capital received from Marriott International, Inc.
     and affiliates, net................................................................               -                 90
                                                                                        ----------------    ---------------
      Cash used in investing activities.................................................          (2,229)            (2,236)
                                                                                        ----------------    ---------------
FINANCING ACTIVITIES
   Repayments to Host Marriott Corporation and affiliates, net..........................          (4,078)            (4,825)
   Principal repayments on mortgage debt................................................          (3,758)            (2,171)
   Collection of amounts due from Marriott International, Inc...........................           1,504                  -
   Repayments to an affiliate of Marriott International, Inc............................             (14)               (10)
   Change in restricted cash............................................................              (8)            (1,621)
                                                                                        ----------------    ---------------
      Cash used in financing activities.................................................          (6,354)            (8,627)
                                                                                        ----------------    ---------------
DECREASE IN CASH AND CASH EQUIVALENTS...................................................          (2,165)            (3,673)

CASH AND CASH EQUIVALENTS at beginning of period........................................           3,182              5,228
                                                                                        ----------------    ---------------
CASH AND CASH EQUIVALENTS at end of period..............................................$          1,017    $         1,555
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for mortgage and other interest............................................$          1,279    $         1,149
                                                                                        ================    ===============




                   See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. The accompanying condensed financial statements have been prepared by Potomac Hotel Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997. In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 27, 1998; the results of operations for the twelve weeks ended March 27, 1998 and March 28, 1997; and the statement of cash flows for the twelve weeks ended March 27, 1998, and March 28, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

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

2. Certain reclassifications were made to the prior quarter financial statements to conform to the current quarter presentation.

3. Hotel revenues represent house profit of the Partnership's hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, ground rent, insurance, and certain other costs, which are disclosed separately in the condensed statement of operations. Hotel revenues consist of the following hotel operating results (in thousands):
                                                        Twelve Weeks Ended
                                                     March 27,       March 28,
                                                        1998            1997
                                                    -----------    -------------
     HOTEL SALES
       Rooms........................................$    27,264    $      25,935
       Food and beverage............................     11,094           10,927
       Other........................................      3,072            3,047
                                                    -----------    -------------
                                                         41,430           39,909
                                                    -----------    -------------
     HOTEL EXPENSES
       Departmental direct costs
         Rooms......................................      5,974            5,580
         Food and beverage..........................      8,093            8,129
       Other hotel operating expenses...............     10,830           10,286
                                                    -----------    -------------
                                                         24,897           23,995
                                                    -----------    -------------
     HOTEL REVENUES.................................$    16,533    $      15,914
                                                    ===========    =============

4. On April 17, 1998, Host Marriott Corporation ("Host Marriott"), the General Partner of the Partnership, announced that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the new Operating Partnership in exchange for their current partnership interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Potomac Hotel Limited Partnership (the "Partnership") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following chart summarizes REVPAR and the percentage change in REVPAR for each Partnership Hotel:

                                                      Twelve Weeks Ended
                                            March 27,      March 28,      %
                                              1998           1997       Change
                                          -----------    -----------   ---------
                    Mountain Shadows      $       162    $       167        (3%)
                    Miami Biscayne Bay            126            113        12%
                    Tampa Westshore               120            113         6%
                    Seattle                        92             79        16%
                    Houston Medical Center         89             84         6%
                    Greensboro                     82             78         5%
                    Raleigh Crabtree               82             77         6%
                    Albuquerque                    63             74       (15%)

                    Combined Average      $       102    $        98         4%

Hotel Revenues: Hotel revenues increased 4% to $16.5 million for the twelve weeks ended March 27, 1998, when compared to the same period in 1997. The increase in revenues was primarily due to the increases in REVPAR at six of the eight Hotels for the twelve weeks ended March 27, 1998. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the twelve weeks ended March 27, 1998, the combined average room rate increased 9% to $126, while combined average occupancy decreased three percentage points to 81%, when compared to the same period in 1997.

Operating Costs and Expenses: Operating costs and expenses increased 15% to $8.3 million for the twelve weeks ended March 27, 1998, when compared to the same period in 1997. The principal components of this category are discussed below:

     Management Fees and Ground Rent: Incentive management fees, base management fees, and ground rent are calculated generally as a percentage of Hotel sales or Hotel revenues. The increases in these expenses for first quarter 1998 are directly related to the increases in Hotel sales and Hotel revenues for first quarter 1998.

     Depreciation: Depreciation expense increased in the first quarter of 1998 due to property and equipment additions as well as a change in the estimated useful lives of certain assets.

Operating Profit: Operating profit decreased 5% to $8.3 million for the twelve weeks ended March 27, 1998, when compared to the same period of 1997 due to the increase in operating costs and expenses which was offset partially by the increase in revenues.

Interest Expense: Interest expense increased 4% to $6.1 million for the twelve weeks ended March 27, 1998, when compared to the same period in 1997 primarily due to increased interest expense on the Bank Loan. The weighted average interest rate on the Bank Loan was 8.3% for the twelve weeks ended March 27, 1998, as compared to 7.4% for the comparable period in 1997.

Net Income: Net income decreased 23% to $2.3 million for the twelve weeks ended March 27, 1998, when compared to the same period in 1997 due to the decrease in operating profit combined with the increase in interest expense.

Individual hotel operating results are discussed below:

First quarter 1998 revenues at the Mountain Shadows Resort decreased 8% to $3.4 million when compared to the same period in 1997 primarily due to a 3% decrease in REVPAR. Although the average room rate increased 4% to $193, average occupancy decreased six percentage points to 84% for the first quarter of 1998. The Hotel experienced a decline in occupancy due to mild winter weather across the country as well above average rainfall and below average temperatures in the Scottsdale region during the first quarter of 1998. The decline in occupancy also contributed to a decrease in food and beverage revenues of 5% or $43,000. In order to improve its occupancy for the remainder of 1998, the Hotel recently added another marketing associate to its sales force and is continuing to mail newsletters and group business bonus offers to customers. Additionally, in early 1998, the Hotel replaced the carpet in its ballroom.

First quarter 1998 revenues for the Miami Biscayne Bay Hotel increased 16% to $4.3 million when compared to the same period in 1997. REVPAR increased 12% to $126 due to a 19% increase in the average room rate to $143 offset by a six percentage point decrease in average occupancy to 88%. The Hotel continued to reduce its lower-rated airline contract roomnights and replace them with higher-rated transient roomnights in first quarter 1998. This change in customer mix allowed the Hotel to increase its average room rate and REVPAR. First quarter 1998 food and beverage revenues increased 22% to $601,000 when compared to first quarter 1997 primarily due to an increase in catering business. Additionally, the Hotel plans to renovate its lobby, restaurant, and lounge during the summer of 1998.

Revenues at the Tampa Marriott Westshore Hotel for the first quarter of 1998 remained stable at $1.8 million when compared to the same period in 1997. REVPAR improved 6% to $120 as the average room rate increase of 12% to $135 was offset by the average occupancy decrease of four percentage points to 89%. Rooms revenues for first quarter 1998 increased 6% primarily due to the increase in REVPAR. Food and beverage revenues decreased 34%, or $103,000, to $199,000 during first quarter 1998 due to a loss of catering business associated with the closing of the Hotel's outdoor pavilion tent.

Revenues at the Seattle/Tacoma Airport Hotel increased 22% to $2.2 million for first quarter 1998 when compared to the same period in 1997 primarily due to a 16% improvement in REVPAR to $92. The average room rate increased 4% to $115 over first quarter 1997, and average occupancy increased eight percentage points to 80%. In the first quarter of 1998, the Hotel focused on obtaining more higher-rated corporate weekday business, and it also reduced the availability of corporate discounted rates. The Hotel was able to increase its average room rate due to the strong demand in the Seattle area. Food and beverage revenues also increased by 28%, or $141,000, to $649,000 during the first quarter of 1998. The Hotel implemented revenue-maximizing strategies, such as requiring large groups to purchase one catered meal per day, in the food and beverage area during first quarter 1998. The Hotel completed renovations of its Snoqualmie Ballroom and Yukon Landing Restaurant in February 1998. The outlook for the remainder of 1998 remains strong as the Hotel will continue to focus on increasing its weekday business.

Revenues at the Houston Medical Center Hotel increased 6% to $1.7 million in first quarter 1998 when compared to the same period in 1997. REVPAR increased 6% to $89 as the average room rate increased 12% to $107 and average occupancy decreased four percentage points to 83%. The increase in the average room rate was due to a an increase in the corporate room rate. The decrease in average occupancy was due to the decline in overall demand in the region. The increase in REVPAR contributed to a 7%, or $142,000, increase in rooms revenue. During the summer of 1998, the Hotel plans to complete a rooms renovation that will replace the bedspreads, drapery, upholstery, carpet, and furniture in all its guest rooms.

The Greensboro Hotel reported a 22% increase in revenues to $1.1 million for the first quarter of 1998 when compared to the same period in 1997. The increase in revenues was due to increases in rooms revenues as well as food and beverage revenues. Rooms revenues increased 6% to $1.5 million primarily due to an increase in REVPAR of 5% to $82. REVPAR increased due to a 7% increase in the average room rate to approximately $108 offset by a one percentage point decrease in average occupancy to 76%. Food and beverage revenues increased 84% to $222,000 due to an increase in group catering sales. In 1998, the Hotel will replace the fixtures and tiles in all its guest bathrooms.

Revenues at the Raleigh Crabtree Valley Hotel remained stable at $1.2 million over the comparable prior year period. First quarter 1998 rooms revenues increased 5%, or $85,000, to $1.8 million when compared to first quarter 1997. REVPAR increased 6% to $82 due to a 6% increase in the average room rate to $102. Average occupancy remained stable at 80%. The Hotel increased its corporate room rate by $10 in January 1998. The increase in rooms revenues was offset by an increase in sales and marketing expenses and repairs and maintenance expenses. The Hotel increased its sales and marketing staff to help it aggressively compete for and maintain its market share, and in the first quarter of 1998, the Hotel incurred nonrecurring repairs and maintenance expenses. In February 1998, the Hotel completed the expansion of its restaurant as well as the conversion of its lounge into additional meeting space. Additionally, the Hotel plans to complete the construction of its business center in the second quarter of 1998.

First quarter 1998 revenues for the Albuquerque Hotel decreased 33% to $800,000 when compared to the same period in 1997 due to a decrease in rooms revenues and food and beverage revenues. Year-to-date REVPAR decreased 15% to approximately $63 when compared to the same period in 1997. The Hotel's average room rate decreased 1% to $93, and its average occupancy decreased eleven percentage points to 68%. These decreases directly resulted from a decline in city-wide conventions in the Albuquerque region in the first quarter of 1998. To address the decline in demand, the Albuquerque Convention and Visitors Bureau has retained an outside consulting firm to evaluate options, such as expanding the city's convention center. The Hotel continues to evaluate its pricing strategies to ensure it is competing effectively in the market, and during 1998, the Hotel plans to renovate its Allies American Grille Restaurant.

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have historically been funded through loan agreements with independent financial institutions, Host Marriott Corporation ("Host Marriott") and its affiliates or Marriott International, Inc. ("MII") and its affiliates. The general partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $2.2 million during the twelve weeks ended March 27, 1998. This decrease was due to the use of cash for investing and financing activities partially offset by cash provided by operating activities.

The Partnership's principal source of cash is cash from operations. Total cash provided by operations decreased $772,000, to $6.4 million, for the twelve weeks ended March 27, 1998, when compared to the twelve weeks ended March 28, 1997.

The Partnership's principal uses of cash are to (i) pay for capital expenditures and to fund the property improvement funds, (ii) make deposits to restricted cash accounts, (iii) pay debt service on the Partnership's mortgage debt, and (iv) pay amounts owed to Host Marriott and MII.

Cash used in investing activities was $2.2 million for the twelve weeks ended March 27, 1998, and March 28, 1997. Cash used in investing activities for the twelve weeks ended March 27, 1998, included capital expenditures of $594,000, primarily related to furniture, fixtures, and equipment ("FF&E") renewals and replacements at the Hotels.

Cash used in financing activities was $6.4 million and $8.6 million for the twelve weeks ended March 27, 1998, and March 28, 1997, respectively. Cash used in financing activities for the twelve weeks ended March 27, 1998, included repayments to Host Marriott and affiliates of $4.1 million and repayments on the Partnership's mortgage debt of $3.8 million.

No cash was distributed to the partners during the twelve weeks ended March 27, 1998, or March 28, 1997.

Capital Expenditures

It is anticipated that shortfalls in the property improvement fund for the six hotels financed with the Bank Loan, as defined below, will occur in 1998. The General Partner is currently working with the Manager and the lender to resolve the expected shortfalls.

Debt

The  Partnership's  financing  needs are funded through loan  agreements with
(i) The Mitsui Trust and Banking Company (the "Bank Lender"), (ii) Host Marriott and its affiliates, and (iii) MII and its affiliates.

Total Partnership interest expense increased 4% to $6.1 million for the twelve weeks ended March 27, 1998, when compared to the same period in 1997 primarily due to increased interest expense on the mortgage loan (the "Bank Loan"). The weighted average interest rate on the Bank Loan was 8.3% for the twelve weeks ended March 27, 1998, as compared to 7.4% for the comparable period in 1997.

The Bank Loan matures on December 22, 1998; however, an additional one-year extension is available. In order to extend the Bank Loan maturity date until December 22, 1999, the Partnership must provide notice of its intent to extend the loan along with adequate debt service coverage tests to the lender by June 22, 1998. Based on current debt service coverage tests, the Partnership expects to be able to exercise the additional one-year extension of the loan upon its maturity on December 22, 1998.

Pursuant to the terms of the restated Bank Loan, operating profit, as defined, and the subordinated portion of the base management fee in excess of debt service for the six hotels financed with the Bank Loan must be held in a collateral account with the lender. After the end of each fiscal year, excess cash remaining in the collateral account is applied to repay Bank Loan principal, advances under the $26 million debt service guaranty
(the "Bank Guaranty") provided by Host Marriott and, depending upon the unadvanced balance of the Bank Guaranty, deferred base management fees to MII. As a result, on February 23, 1998, the Partnership repaid $3.8 million in principal on the Bank Loan, $2.2 million to Host Marriott on the Bank Guaranty, and $1.5 million to MII for deferred base management fees using amounts in the collateral account. As of March 27, 1998, the balance of the Bank Loan was $168.9 million, $21.6 million was available under the Bank Guaranty, and deferred base management fees payable to MII were $2.4 million.

In connection with the restructuring of the Bank Loan, Host Marriott agreed to provide an additional guaranty (the "Interest Guaranty") for $12 million to cover any shortfalls in the payment of interest after application of all cash flow available for debt service. Advances with respect to interest will be made first under the Interest Guaranty and then under the Bank Guaranty or an equivalent "backup" guaranty provided by MII. No amounts have been advanced under the Interest Guaranty. Additionally, in early 1998, in accordance with the terms of the Interest Guaranty, the amount available was reduced from $8 million to $4 million.

Host Marriott advanced funds (the "Host FF&E Loans") to the Partnership from 1991 through 1994 for the purchase of FF&E. The loans are secured by payments from MII under leases from the Partnership for FF&E replacements. On February 9, 1998, MII repaid $1.5 million of principal to the Partnership on these leases, and the Partnership subsequently repaid $1.4 million of principal to Host Marriott on the Host FF&E Loans. Therefore, as of March 27, 1998, the balance of the Host FF&E Loans was $1.5 million.

                           PART II. OTHER INFORMATION


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


ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)             None.

(b)             Reports on Form 8-K

                A Form 8-K was filed with the Securities and Exchange Commission on May 8, 1998. In this filing, Item 5 -Other Events discloses the announcement by Host Marriott, the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an
                Item 7 - Exhibit in this Form 8-K filing.

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



                                  POTOMAC HOTEL LIMITED PARTNERSHIP

                                  By:   HOST MARRIOTT CORPORATION
                                  General Partner



                            By:   /s/ Donald D. Olinger
                                  Donald D. Olinger
                                  Senior Vice President and Corporate Controller (Principal Accounting Officer)
                                  May 11, 1998