Form 10-Q
period 1998-06-19
POTOMAC HOTEL LTD PARTNERSHIP
filed 1998-07-31
CIK 357226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 19, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                Delaware                                 52-1240223
   ---------------------------------       ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation organization)

    10400 Fernwood Road, Bethesda, MD                    20817-1109
   ----------------------------------       -----------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____.

================================================================================

================================================================================
                        POTOMAC HOTEL LIMITED PARTNERSHIP
================================================================================

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION




Item 1.       Financial Statements

Condensed Statement of Operations
Twelve and Twenty-Four Weeks Ended June 19, 1998 and June 20, 1997...........1

Condensed Balance Sheet
June 19, 1998 and December 31, 1997..........................................2

Condensed Statement of Cash Flows
Twenty-Four Weeks ended June 19, 1998 and June 20, 1997......................3

Notes to Condensed Financial Statements......................................4


Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................6




                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.............................................11

Item 6.       Exhibits and Reports on Form 8-K..............................11

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)


                                                                       Twelve Weeks Ended        Twenty-Four Weeks Ended
                                                                    June 19,       June 20,       June 19,        June 20,
                                                                      1998           1997           1998            1997
                                                                  -----------     -----------    -----------    --------

REVENUES
   Hotel revenues.................................................$    12,947     $    12,134    $    29,480    $    28,048
                                                                  -----------     -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
   Incentive management fees......................................      2,303           2,135          5,548          5,195
   Depreciation...................................................      1,946           1,263          3,891          2,526
   Base management fees...........................................      1,127           1,060          2,370          2,257
   Property taxes.................................................        808             795          1,625          1,602
   Ground rent, insurance and other...............................        966           1,239          1,969          2,118
                                                                  -----------       ----------      ---------      ---------
                                                                        7,150           6,492         15,403         13,698
                                                                  -----------       ----------      ---------      ---------

OPERATING PROFIT..................................................      5,797           5,642         14,077         14,350
   Interest expense...............................................     (5,842)         (5,645)       (11,905)       (11,490)
   Other revenues.................................................        136             151            257            328
                                                                  -----------     -----------    -----------    -----------


NET INCOME........................................................$        91     $       148    $     2,429    $     3,188
                                                                  ===========     ===========    ===========    ===========

ALLOCATION OF NET INCOME
   General Partner................................................$         1     $         1    $        25    $        32
   Limited Partners...............................................         90             147          2,404          3,156
                                                                  -----------     -----------    -----------    -----------

                                                                  $        91     $       148    $     2,429    $     3,188
                                                                  ===========     ===========    ===========    ===========

NET INCOME PER LIMITED
   PARTNER UNIT (1,800 Units).....................................$        50     $        82    $     1,336    $     1,753
                                                                  ===========     ===========    ===========    ===========








     See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)


                                                                                            June 19,          December 31,
                                                                                              1998                1997

                                                                                           (unaudited)
ASSETS

   Property and equipment, net..........................................................$        153,748    $       154,253
   Due from Marriott International, Inc. and affiliates.................................          10,602             10,173
   Other assets.........................................................................           4,834              4,265
   Restricted cash......................................................................          15,893              6,351
   Cash and cash equivalents............................................................             589              3,182
                                                                                        ----------------    ---------------

                                                                                        $        185,666    $       178,224
                                                                                        ================    ===============

LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt........................................................................$        168,909    $       172,667
   Due to Host Marriott Corporation and affiliates......................................         123,819            125,549
   Incentive and base management fees due to Marriott International, Inc. ..............          29,793             25,868
   Due to Marriott International, Inc. and affiliates...................................             368                398
   Accrued interest and other liabilities...............................................           7,470                864
                                                                                        ----------------    ---------------

      Total Liabilities.................................................................         330,359            325,346
                                                                                        ----------------    ---------------

PARTNERS' DEFICIT
   General Partner......................................................................         (34,817)           (34,842)
   Limited Partners.....................................................................        (109,876)          (112,280)
                                                                                        ----------------    ---------------

      Total Partners' Deficit...........................................................        (144,693)          (147,122)
                                                                                        ----------------    ---------------


                                                                                        $        185,666    $       178,224
                                                                                        ================    ===============











     See Notes to Condensed Financial Statements.

                                             POTOMAC HOTEL LIMITED PARTNERSHIP
                                             CONDENSED STATEMENT OF CASH FLOWS
                                                        (Unaudited)
                                                      (in thousands)


                                                                                              Twenty-Four Weeks Ended
                                                                                           June 19,            June 20,
                                                                                             1998                1997
                                                                                        -------------       ---------

OPERATING ACTIVITIES
    Net income..........................................................................$       2,429       $       3,188
    Noncash items.......................................................................       11,251               9,457
    Changes in operating accounts.......................................................        4,282               5,398
                                                                                        -------------       -------------

           Cash provided by operating activities........................................       17,962              18,043
                                                                                        -------------       -------------

INVESTING ACTIVITIES
    Additions to property and equipment.................................................       (3,404)             (3,358)
    Change in property improvement funds................................................         (678)             (1,005)
    Working capital received from Marriott International, Inc. and affiliates, net......           --                 168
                                                                                        -------------       -------------

           Cash used in investing activities............................................       (4,082)             (4,195)
                                                                                        -------------       -------------

FINANCING ACTIVITIES
    Change in restricted cash...........................................................       (9,542)            (10,490)
    Repayments to Host Marriott Corporation and affiliates, net.........................       (4,649)             (5,419)
    Principal repayments on mortgage debt...............................................       (3,758)             (2,171)
    Repayments to affiliates of Marriott International, Inc.............................          (28)                (22)
    Collection of amounts due from Marriott International, Inc..........................        1,504                  --
                                                                                        -------------       -------------

           Cash used in financing activities............................................      (16,473)            (18,102)
                                                                                        -------------       -------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................       (2,593)             (4,254)

CASH AND CASH EQUIVALENTS at beginning of period........................................        3,182               5,228
                                                                                        -------------       -------------

CASH AND CASH EQUIVALENTS at end of period..............................................$         589       $         974
                                                                                        =============       =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for mortgage and other interest...........................................$       2,162       $       2,080

                                                                                        =============       =============







     See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     1. The accompanying condensed financial statements have been prepared by Potomac Hotel Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed financial statements should be read in conjunction with the Partnership's financial statements and notes thereto included in the Partnership's Form 10-K for the fiscal year ended December 31, 1997. In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 19, 1998; the results of operations for the twelve and twenty-four weeks ended June 19, 1998 and June 20, 1997; and the statement of cash flows for the twenty-four weeks ended June 19, 1998, and June 20, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

For financial reporting purposes, the Partnership's net income is allocated
99% to the limited partners and 1% to Host Marriott Corporation ("Host Marriott" or "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax reporting purposes. These differences are due primarily to the use for tax purposes of differing useful lives and accelerated depreciation methods, differing tax bases in contributed capital, and differing timings in the recognition of management fee expense.

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

The Partnership is addressing the impact of EITF 97-2 on its policy of excluding property-level revenues and operating expenses of the Hotels from its condensed statement of operations. If the Partnership concludes that EITF 97-2 should be applied to the Hotels, it would include operating results of those managed operations in its condensed financial statements. Application of EITF 97-2 to the condensed financial statements as of and for the twelve and twenty-four weeks ended June 19, 1998, would have increased both revenues and operating expenses by approximately $24.6 million and $49.5 million, respectively, and would have had no impact on net income.

     Hotel revenues consist of the following hotel operating results (in thousands):

                                                           Twelve Weeks Ended           Twenty-Four Weeks Ended
                                                        June 19,        June 20,         June 19,       June 20,
                                                          1998            1997             1998           1997
                                                      ------------    ------------     ------------   --------

        HOTEL SALES
          Rooms.......................................$     23,751    $     22,404     $     51,015   $      48,339
          Food and beverage...........................      11,043          10,263           22,137          21,190
          Other.......................................       2,769           2,657            5,841           5,704
                                                      ------------    ------------     ------------   -------------
                                                            37,563          35,324           78,993          75,233
                                                      ------------    ------------     ------------   -------------
        HOTEL EXPENSES
          Departmental Direct Costs
              Rooms...................................       5,806           5,518           11,780          11,098
              Food and beverage.......................       8,199           7,711           16,292          15,840
          Other hotel operating expenses..............      10,611           9,961           21,441          20,247
                                                      ------------    ------------     ------------   -------------
                                                            24,616          23,190           49,513          47,185
                                                      ------------    ------------     ------------   -------------

        HOTEL REVENUES................................$     12,947    $     12,134     $     29,480   $      28,048
                                                      ============    ============     ============   =============

4. Host Marriott, the General Partner of the Partnership, announced on April 17, 1998, that its Board of Directors has authorized the company to reorganize its business operations to qualify as a real estate investment trust ("REIT") to become effective as of January 1, 1999. As part of the REIT conversion, Host Marriott expects to form a new operating partnership (the "Operating Partnership") and limited partners in certain Host Marriott full-service hotel partnerships and joint ventures, including the Partnership, are expected to be given an opportunity to receive, on a tax-deferred basis, Operating Partnership units in the Operating Partnership in exchange for their current limited partnership interests. The Operating Partnership units would be redeemable by the limited partner for freely traded Host Marriott shares (or the cash equivalent thereof) at any time after one year from the closing of the merger. In connection with the REIT conversion, the Operating Partnership filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on June 2, 1998. Limited partners will be able to vote on this Partnership's participation in the merger later this year through a consent solicitation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of Potomac Hotel Limited Partnership (the "Partnership") to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following chart summarizes REVPAR and the percentage change in REVPAR for each Partnership Hotel:

                                                   Twelve Weeks Ended                        Twenty-Four Weeks Ended
                                         June 19,        June 20,          %         June 19,        June 20,          %
                                           1998            1997         Change         1998            1997         Change
                                        -----------    -----------     -------      -----------    -----------     -------

         Mountain Shadows               $       118    $       107           10%    $       139    $       137           2%
         Tampa Westshore                         93             85            9%            106             98           8%
         Miami Biscayne Bay                      74             74            --            100             94           6%
         Seattle                                101             92           10%             96             87          10%
         Greensboro                              95             88            8%             89             83           7%
         Houston Medical Center                  88             77           14%             88             80          10%
         Raleigh Crabtree                        86             82            5%             84             80           5%
         Albuquerque                             73             73            --             68             73         (7)%

         Combined Average               $        89    $        83            7%    $        96    $        90           7%

Hotel Revenues: Hotel revenues increased 7% to $12.9 million for the second quarter of 1998 and 5% to $29.5 million for the year-to-date 1998, when compared to the same periods in 1997. The increases in revenues are primarily due to the increases in REVPAR at seven of the eight Hotels for the twenty-four weeks ended June 19,1998. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the twenty-four weeks ended June 19, 1998, the combined average room rate increased 7% to $118, while the combined average occupancy decreased one percentage point to 81%, when compared to the same period in 1997. For the twelve weeks ended June 19, 1998, the combined average room rate increased 6% to $110 from $104 and the combined average occupancy increased one percentage point to 81%, when compared to the same period in 1997.

Operating Costs and Expenses: Operating costs and expenses increased 10% to $7.2 million for the second quarter of 1998 and 12% to $15.4 million for the year-to-date 1998, when compared to the same periods of 1997. The principal components of this category are:

       Management Fees: Incentive management fees and base management fees are calculated generally as a percentage of Hotel sales or Hotel revenues. The increases in these expenses for second quarter 1998 were directly related to the increases in Hotel sales and Hotel revenues for second quarter 1998.

     Depreciation: Depreciation expense increased in the second quarter of 1998 due to property and equipment additions as well as a change in the estimated useful lives of certain assets.

Operating Profit: Operating profit increased 3% to $5.8 million for the second quarter of 1998 and decreased 2% to $14.1 million for the twenty-four weeks ended June 19, 1998, when compared to the same periods in 1997. The decrease in year-to-date operating profit was attributable to the increase in operating costs and expenses which was partially offset by the increase in revenues.

Interest Expense: Interest expense increased 3% to $5.8 million for the second quarter of 1998 and increased 4% to $11.9 million for the twenty-four weeks ended June 19, 1998, when compared to the same periods in 1997. The weighted average interest rate on the Bank Loan was 8.3% for the twenty-four weeks ended June 19,1998, as compared to 7.4% for the comparable period in 1997.

Net Income: Net income decreased 39% to $91,000 for the second quarter of 1998 and decreased 24% to $2.4 million for the twenty-four weeks ended June 19, 1998, when compared to the same periods in 1997 due to the increases in operating costs and expenses and interest expense.

Individual hotel operating results are discussed below:

On a year-to-date basis, second quarter 1998 revenues at the Mountain Shadows Resort decreased 2% to $5.3 million when compared to the same period of 1997 due to the decline in food and beverage revenues. Second quarter 1998 revenues at the Resort increased 12% to $1.9 million when compared to the same period in 1997 due to the 10% improvement in REVPAR. In second quarter 1998, the average room rate increased 4% to $140, and the average occupancy increased four percentage points to 84%. These increases were the result of an increase in transient business during this quarter. In the upcoming months, the Hotel plans to increase its marketing efforts by distributing a newsletter in the fall and circulating mailers during the holiday season.

Revenues for the Tampa Westshore Hotel increased 4% to $2.9 million for the twenty-four weeks ended June 19, 1998, due to a 9% increase in room sales which was offset by a 3% decrease in food and beverage sales. REVPAR improved 8% to $106 due to an increase of 12% in the average room rate to $128 which was offset by a four percentage point decrease in occupancy when compared to the first twenty-four weeks in 1997. Second quarter revenues increased 10% to $1.1 million from $1.0 million. REVPAR for the second quarter 1998 improved 9% as the average room rate increased 11% and average occupancy decreased one percentage point to 78% when compared to the same period in 1997. The slight decrease in average occupancy is related to the customer's sensitivity to increases in average room rates. The Hotel recently completed the renovation of the Champions lounge and has installed new health club equipment for the guests. The Hotel is also utilizing focus groups in order to continue to increase guest satisfaction and employing aggressive pricing strategies in order to gain group business.

For the twenty-four weeks ended June 19,1998, revenues at the Miami Biscayne Bay Hotel increased 9% to $6.1 million when compared to the same period in 1997. This increase was due a 6% increase in REVPAR to $100 coupled with a 15% increase in food and beverage revenues due to strong catering sales. Second quarter revenues decreased $100,000 to $1.8 million due to decreased food and beverage revenues during the quarter. REVPAR remained steady at $74 for the second quarter 1998. The Hotel added two new airline contracts and started to focus on the Latin American markets to increase its occupancy for the remainder of 1998.

Year-to-date 1998 revenues at the Seattle Sea-Tac Hotel increased 17% to $4.8 million when compared to the same period in 1997. REVPAR increased 10% to $96 due to a four percentage point increase in average occupancy to 80% and a 6% increase in the average room rate to $120. Additionally, year-to-date 1998 food and beverage revenues increased 22% to $1.4 million. During 1998, the Hotel implemented revenue-maximizing strategies, such as requiring large groups to purchase one catered meal per day, and recent renovations at the Yukon Landing Restaurant and Snoqualmie Ballroom have helped increase restaurant and banquet business. Second quarter 1998 revenues increased 13% to $2.6 million when compared to the same period in 1997 due to a 10% increase in REVPAR to $101. The increase in REVPAR was primarily due to a 7% increase in the average room rate to $125 and a two percentage point increase in average occupancy to 81%. During 1998, the Hotel obtained business from several new groups and also experienced greater success with weekend promotions resulting in increased revenues.

The Greensboro Hotel experienced a 9% increase in 1998 year-to-date revenues to $2.4 million over the same period in 1997 due to increases in room revenues and food and beverage revenues. Room revenues at the Hotel increased 6% to $3.4 million when compared to the same period in 1997 due to a 7% increase in REVPAR to $89. The increase in REVPAR was due to a 7% increase in the average room rate to $111 with average occupancy remaining stable at 80%. Food and beverage revenues increased 38% to $518,000 over the same period of last year due to the significant increases in the Hotel's catering business. During the second quarter of 1998, revenues at the Hotel remained stable at $1.3 million. Although REVPAR for the quarter increased 8% due to a 7% increase in the average room rate and a one percentage point increase in the average occupancy, revenues remained unchanged due to an increase in repairs and maintenance expenses at the Hotel during the second quarter of 1998.

Revenues at the Houston Medical Center Hotel increased 18% to $3.3 million for year-to-date 1998 when compared to the same period in 1997. The Hotel increased its sales 7% while reducing its direct operating expenses by 2%. The increase in sales was due to a 10% increase in REVPAR to $88 which was attributable to a 14% increase in the average room rate to $109 offset by a two percentage point decline in average occupancy to 81%. Direct operating expenses decreased as the Hotel used stricter cost containment measures in its food and beverage department. For the second quarter of 1998, revenues increased 33% to $1.6 million due primarily to a 14% increase in REVPAR. The average room rate for the second quarter of 1998 increased 13% to $110, and the average occupancy increased one percentage point to 80%. In order to address the decline in year-to-date average occupancy, the Hotel is planning several new promotions. These promotions include using amusement park affiliations to garner weekend and Labor Day business and using local media to obtain weekend restaurant business. The Hotel is undergoing a rooms renovation that will replace the bedspreads, drapery, upholstery, carpet, and furniture in all the guest rooms.

The Raleigh Crabtree Valley Hotel reported a 4% increase in 1998 year-to-date revenues to $2.7 million due to a 5% increase in REVPAR to $84. The average room rate increased 6% to $102 while average occupancy decreased one percentage point to 82% when compared to same period of last year. The Hotel increased its corporate room rate by $10 in 1998, which primarily led to the increase in the average room rate. Revenues for the second quarter of 1998 increased 7% to $1.5 million. Although average occupancy fell two percentage points to 84% for the quarter, REVPAR increased 5% to $86 due to a 7% increase in the average room rate to $102. In order to better serve its guests, the Hotel opened a business center in May 1998. To improve the Hotel's average occupancy, the Hotel is continuing its partnership with the North Carolina State University as the preferred hotel of Wolfpack sporting events.

Revenues for the first twenty-four weeks of 1998 at the Albuquerque Hotel decreased 20% to $2 million due to a 7% decrease in REVPAR to $68 and a 36% decline in food and beverage revenues when compared to the same period in 1997. The decrease in REVPAR was due to a 5% decrease in the average room rate to $91 and a one percentage point decrease in occupancy to 75%. Second quarter revenues decreased $100,000 or 8% to $1.2 million when compared to the same period in 1997 due to decreases in food and beverage revenues. The Hotel is trying to increase business on weekends through the "Can't Beat Friday" discounted rate promotion. In order to increase food and beverage sales, a director of catering was hired, and a restaurant and bar renovation is planned for early 1999.

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

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $2.6 million during the twenty-four weeks ended June 19, 1998. This decrease was due to the use of cash for investing and financing activities partially offset by cash provided by operating activities.

The Partnership's principal source of cash is cash from operations. Total cash provided by operations remained steady at $18.0 million, for the twenty-four weeks ended June 19, 1998, when compared to the twenty-four weeks ended June 20, 1997.

The Partnership's principal uses of cash are to (i) pay for capital expenditures and to fund the property improvement funds, (ii) make deposits to restricted cash accounts, (iii) pay debt service on the Partnership's mortgage debt, and
(iv) pay amounts owed to Host Marriott and MII.

Cash used in investing activities was $4.1 million for the twenty-four weeks ended June 19, 1998, and $4.2 million for the twenty-four weeks ended June 20, 1997. Cash used in investing activities for the twenty-four weeks ended June 19, 1998, included capital expenditures of $3.4 million primarily related to furniture, fixtures, and equipment renewals and replacements at the Hotels.

Cash used in financing activities was $16.5 million and $18.1 million for the twenty-four weeks ended June 19, 1998, and June 20, 1997, respectively. Cash used in financing activities for the twenty-four weeks ended June 19, 1998, included repayments to Host Marriott and affiliates of $4.6 million and repayments on the Partnership's mortgage debt of $3.8 million.

No cash was distributed to the partners during the twenty-four weeks ended June 19, 1998, or June 20, 1997.

Capital Expenditures

It is anticipated that shortfalls in the property improvement fund for the six hotels financed with the Bank Loan, as defined below, will occur in 1999. The General Partner is currently working to resolve the expected shortfalls.

Debt

The Partnership's financing needs are funded through loan agreements with (i) The Mitsui Trust and Banking Company, (ii) Host Marriott and its affiliates, and
(iii) MII and its affiliates.

Total Partnership interest expense increased 4% to $11.9 million for the twenty-four weeks ended June 19, 1998, when compared to the same period in 1997 primarily due to increased interest expense on the mortgage loan (the "Bank Loan"). The weighted average interest rate on the Bank Loan was 8.3% for the twenty-four weeks ended June 19, 1998, as compared to 7.4% for the comparable period in 1997.

On June 22, 1998, the Partnership made the required Bank Loan principal payment of $3.0 million. Thus, as of June 22, 1998, the Bank Loan principal balance is $165.9 million.

The Bank Loan was scheduled to mature on December 22, 1998; however, an additional one-year extension was available. As required under the Bank Loan, the Partnership provided notice of its intent to extend the loan along with adequate debt service coverage tests to extend the Bank Loan maturity to December 22, 1999.

                           PART II. OTHER INFORMATION


                           ITEM 1. LEGAL PROCEEDINGS

The Partnership and the Hotels are involved in routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition, or results of operations of the Partnership.

On July 15, 1998, one limited partner in the Partnership filed a class action lawsuit styled Michael C. deBerardinis v. Host Marriott Corporation, Civil Action No. WMN 98-2263, in the United States District Court for the District of Maryland, against Host Marriott Corporation ("Host Marriott"). The plaintiff alleges that Host Marriott misled the limited partners in order to induce them into approving the sale of one of the Partnership's hotels, violated the securities regulations by issuing a false and misleading consent solicitation, and breached fiduciary duties and the partnership agreement. The complaint seeks unspecified damages. Host Marriott has not yet been served with the complaint but intends to vigorously defend against the claims asserted in the lawsuit.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)             None.

(b)             Reports on Form 8-K

                May 8, 1998 -- In this filing, Item 5 - Other Events discloses the announcement by Host Marriott, the General Partner of the Partnership, that Host Marriott's Board of Directors has authorized Host Marriott to reorganize its business operations to qualify as a real estate investment trust, effective as of January 1, 1999. A copy of the press release was included as an
                Item 7 - Exhibit in this Form 8-K filing.

                June 19, 1998 -- In this filing, Item 5 - Other Events discloses that the General Partner sent the limited partners of the Partnership a letter to inform them of the proposed reorganization of Host Marriott's business operations to qualify as a real estate investment trust and provide them with the estimated exchange value per Partnership unit. A copy of the letter was included as an Item 7 - Exhibit in this Form 8-K filing.

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



                        POTOMAC HOTEL LIMITED PARTNERSHIP

                          By: HOST MARRIOTT CORPORATION
                                 General Partner



                            By: /s/ Donald D. Olinger
                                    Donald D. Olinger
                                    Senior Vice President and
                                    Corporate Controller
                                    (Principal Accounting Officer)
                                    July 31, 1998