Form 10-Q
period 1998-09-11
POTOMAC HOTEL LTD PARTNERSHIP
filed 1998-10-26
CIK 357226

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 11, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 2-75711

                        POTOMAC HOTEL LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

            Delaware                                   52-1240223
 -------------------------------                  -------------------------
 (State or other jurisdiction of             (I.R.S.Employer Identification No.)
   incorporation organization)

  10400 Fernwood Road, Bethesda, MD                    20817-1109
 -----------------------------------             -------------------------
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


                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


                                                                        PAGE NO.

Item 1.    Financial Statements

           Condensed Statement of Operations
              Twelve and Thirty-Six Weeks Ended September 11, 1998 (Unaudited)
              and September 12, 1997 (Unaudited)...............................1

           Condensed Balance Sheet
              September 11, 1998 (Unaudited) and December 31, 1997.............2

           Condensed Statement of Cash Flows
              Thirty-Six Weeks ended September 11, 1998 (Unaudited)
              and September 12, 1997 (Unaudited)...............................3

           Notes to Condensed Financial Statements (Unaudited).................4


Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..............................6




                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................14

Item 6.    Exhibits and Reports on Form 8-K...................................14

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)
                     (in thousands, except per Unit amounts)



                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
                                                     ---------------    ---------------     ---------------   -------------

REVENUES (Note 3)....................................$          7,758  $         7,834    $         37,238  $        35,882
               -                                     ----------------  ---------------    ----------------  ---------------

OPERATING COSTS AND EXPENSES
   Incentive management fees.........................             742              849               6,290            6,044
   Depreciation......................................           1,945            1,263               5,836            3,789
   Base management fees..............................             932              889               3,302            3,146
   Property taxes....................................           1,052              777               2,677            2,379
   Ground rent, insurance and other..................           1,004              979               2,973            3,097
                                                     ----------------  ----------------   ----------------  ----------------
                                                                5,675            4,757              21,078           18,455
                                                     ----------------  ----------------   ----------------  ----------------

OPERATING PROFIT.....................................           2,083            3,077              16,160           17,427
   Interest expense..................................          (5,568)          (5,645)            (17,473)         (17,135)
   Other revenues....................................             116              146                 373              474
                                                     ----------------  ----------------   ----------------  ----------------

NET (LOSS) INCOME....................................$         (3,369) $        (2,422)   $           (940) $           766
                                                     ================  ===============    ================  ===============

ALLOCATION OF NET (LOSS) INCOME
   General Partner...................................$            (34) $           (24)   $             (9) $             8
   Limited Partners..................................          (3,335)          (2,398)               (931)             758
                                                      ----------------  ---------------    ----------------  ---------------
                                                     $         (3,369) $        (2,422)   $           (940) $           766
                                                      ================  ===============    ================  ===============

NET (LOSS) INCOME PER LIMITED
   PARTNER UNIT (1,800 Units)........................$         (1,853) $        (1,332)   $           (517) $           421
                                                      ================  ===============    ================  ===============







                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                             CONDENSED BALANCE SHEET
                                 (in thousands)



                                                                                          September 11,        December 31,
                                                                                              1998                1997
                                                                                           (unaudited)
                                                                                         ---------------  ------------------

                                                          ASSETS

   Property and equipment, net..........................................................$        154,877    $       154,253
   Due from Marriott International, Inc. and affiliates.................................           7,794             10,173
   Other assets.........................................................................           4,424              4,265
   Restricted cash......................................................................           9,708              6,351
   Cash and cash equivalents............................................................             869              3,182
                                                                                        ----------------    ---------------
                                                                                        $        177,672    $       178,224
                                                                                        ================    ===============

                                             LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
   Mortgage debt........................................................................$        165,909    $       172,667
   Due to Host Marriott Corporation and affiliates......................................         125,313            125,549
   Incentive and base management fees due to Marriott International, Inc................          30,818             25,868
   Due to Marriott International, Inc. and affiliates...................................             356                398
   Accrued interest and other liabilities...............................................           3,338                864
                                                                                        ----------------        -----------

       Total Liabilities................................................................         325,734            325,346
                                                                                         ---------------        ------------

PARTNERS' DEFICIT
   General Partner......................................................................         (34,851)           (34,842)
   Limited Partners.....................................................................        (113,211)          (112,280)
                                                                                        ----------------    ----------------

       Total Partners' Deficit..........................................................        (148,062)          (147,122)
                                                                                        ----------------    ----------------

                                                                                        $        177,672    $       178,224
                                                                                        ================    ===============








                  See Notes to Condensed Financial Statements.

                        POTOMAC HOTEL LIMITED PARTNERSHIP
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                                               Thirty-Six Weeks Ended
                                                                                          September 11,     September 12,
                                                                                              1998                1997
                                                                                         ---------------    ---------------
OPERATING ACTIVITIES
     Net (loss) income..................................................................$           (940)   $           766
     Noncash items......................................................................          15,999             15,009
     Changes in operating accounts......................................................           3,023              1,580
                                                                                         ---------------     --------------

         Cash provided by operating activities..........................................          18,082             17,355
                                                                                         ---------------     --------------

INVESTING ACTIVITIES
     Additions to property and equipment................................................          (6,478)            (5,531)
     Change in property improvement funds...............................................            (323)               (46)
     Working capital received from Marriott International, Inc. and affiliates, net.....             100                168
                                                                                          --------------     --------------

         Cash used in investing activities..............................................          (6,701)            (5,409)
                                                                                         ---------------    ---------------

FINANCING ACTIVITIES
     Principal repayments on mortgage debt..............................................          (6,758)            (4,670)
     Repayments to Host Marriott Corporation and affiliates, net........................          (5,043)            (5,663)
     Change in restricted cash..........................................................          (3,357)            (5,060)
     Collection of amounts due from Marriott International, Inc.........................           1,504                  -
     Repayments to affiliates of Marriott International, Inc............................             (40)               (32)
                                                                                         ---------------    ---------------

         Cash used in financing activities..............................................         (13,694)           (15,425)
                                                                                         ---------------    ---------------

DECREASE IN CASH AND CASH EQUIVALENTS...................................................          (2,313)            (3,479)

CASH AND CASH EQUIVALENTS at beginning of period........................................           3,182              5,228
                                                                                         ---------------    ---------------

CASH AND CASH EQUIVALENTS at end of period..............................................$            869    $         1,749
                                                                                        ================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for mortgage and other interest..........................................$          9,928    $         9,442
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

In the opinion of the Partnership, the accompanying unaudited condensed financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 11, 1998, the results of operations for the twelve and thirty-six weeks ended September 11, 1998 and September 12, 1997, and the cash flows for the thirty-six weeks ended September 11, 1998 and September 12, 1997. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

For financial reporting purposes, the Partnership's net income is allocated
99% to the limited partners and 1% to Host Marriott Corporation ("Host Marriott" or "General Partner"). Significant differences exist between the net income for financial reporting purposes and the net income for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of differing useful lives and accelerated depreciation methods, differing tax bases in contributed capital, and differing timings in the recognition of management fee expense.

2. Certain reclassifications were made to the prior quarter condensed financial statements to conform to the current quarter presentation.

3. Revenues represent house profit of the Partnership's hotels since the Partnership has delegated substantially all of the operating decisions related to the generation of house profit of the hotels to the manager. House profit reflects hotel operating results which flow to the Partnership as property owner and represents gross hotel sales less property-level expenses, excluding depreciation, base and incentive management fees, property taxes, ground rent, insurance, and certain other costs, which are disclosed separately in the condensed statement of operations.

On November 20, 1997, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on EITF 97-2 "Application of FASB Statement No. 94 and APB Opinion No. 16 to Physician Practice Management Entities and Certain Other Entities with Contractual Management Arrangements." EITF 97-2 addresses the circumstances in which a management entity may include the revenues and expenses of a managed entity in its financial statements.

The Partnership has considered the impact of EITF 97-2 and concluded that it should be applied to its hotels. Accordingly, upon adoption hotel sales and property-level expenses will be reflected on the statement of operations. This change in accounting principle will be adopted in the financial statements during the fourth quarter of 1998 as of and for the year ended December 31, 1998 with retroactive effect in prior periods to conform to the new presentation. Application of EITF 97-2 will increase both revenues and operating expenses by approximately $23.3 million and $21.7 million for the twelve weeks ended September 11, 1998 and September 12, 1997, respectively, by approximately $72.8 million and $69.0 million for the thirty-six weeks ended September 11, 1998 and September 12, 1997, respectively, and will have no impact on operating profit or net income.

Revenues consist of the following hotel operating results (in thousands):

                                                             Twelve Weeks Ended                 Thirty-Six Weeks Ended
                                                       September 11,    September 12,       September 11,     September 12,
                                                           1998             1997                1998              1997
     HOTEL SALES
       Rooms.........................................$         20,272  $        19,377    $         71,287  $        67,716
       Food and beverage.............................           8,560            8,051              30,697           29,241
       Other.........................................           2,226            2,192               8,067            7,896
                                                     ----------------  ----------------   ----------------  ----------------
                                                               31,058           29,620             110,051          104,853
                                                     ----------------  ----------------   ----------------  ----------------
HOTEL EXPENSES
       Departmental Direct Costs
         Rooms.......................................           5,754            5,330              17,534           16,428
         Food and beverage...........................           7,377            6,773              23,669           22,613
         Other hotel operating expenses..............          10,169            9,683              31,610           29,930
                                                     ----------------  ----------------   ----------------  ----------------
                                                               23,300           21,786              72,813           68,971

                                                     ----------------  ----------------   ----------------  ----------------
     REVENUES........................................$          7,758  $         7,834    $         37,238  $        35,882
                                                     ================  ===============    ================  ===============

4. Host Marriott Corporation ("Host Marriott"), the General Partner of the Partnership, has adopted a plan to restructure its business operations so that it will qualify as a real estate investment trust ("REIT"). As part of this restructuring (the "REIT Conversion"), Host Marriott and its consolidated subsidiaries will contribute their full-service hotel properties and certain other businesses and assets to Host Marriott, L.P., a Delaware limited partnership (the "Operating Partnership"), in exchange for units of limited partnership interest in the Operating Partnership ("OP Units") and the assumption of liabilities. As part of the REIT Conversion, Host Marriott proposes to merge into HMC Merger Corporation (to be renamed "Host Marriott Corporation"), a Maryland corporation ("Host REIT"), and thereafter continue and expand its full-service hotel ownership business. Host REIT expects to qualify as a REIT beginning with its first full taxable year commencing after the REIT Conversion is completed, which Host Marriott currently expects to be the year beginning January 1, 1999 (but which might not be until the year beginning January 1, 2000). Host REIT will be the sole general partner of the Operating Partnership.

The Operating Partnership is proposing to acquire by merger (the "Merger") the Partnership. The Limited Partners in the Partnership have been given an opportunity to receive, on a tax-deferred basis, OP Units in the Operating Partnership in exchange for their current limited partnership interests. At any time prior to 5:00 p.m. on the fifteenth trading day following the effective date of the Merger, the Limited Partners can elect to exchange the OP Units received in connection with the Merger for either common stock of Host REIT or a 6.56% callable note due December 15, 2005 of the Operating Partnership. Exercise of either the election to receive common stock or a note would be a taxable transaction.

Beginning one year after the Merger, Limited Partners who retain OP Units may exchange such OP Units for Host REIT common stock on a one-for-one basis (or their cash equivalent, as determined by Host REIT).

On June 2, 1998, the Operating  Partnership filed a Registration  Statement on Form S-4 with the Securities and Exchange Commission. In October 1998, the Prospectus/Consent Solicitation Statement, which formed a part of such Registration Statement, was mailed to the Limited Partners who have until December 12, 1998 to vote on this Merger, unless extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Form 10-Q include forward-looking statements including, without limitation, statements related to the proposed REIT conversion, the terms, structure and timing thereof, and the expected effects of the proposed REIT conversion and business and operating strategies in the future. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward-looking statements. Certain of the transactions described herein are subject to certain consents of shareholders, lenders, debtholders and partners of Host Marriott and its affiliates and of other third parties and various other conditions and contingencies, and future results, performance and achievements will be affected by general economic, business and financing conditions, competition and government actions. The cautionary statements set forth in reports filed under the Securities Act of 1934 contain important factors with respect to such forward-looking statements, including: (i) national and local economic and business conditions that will, among other things, affect demand for hotels and other properties, the level of rates and occupancy that can be achieved by such properties and the availability and terms of financing; (ii) the ability to maintain the properties in a first-class manner; (iii) the ability to compete effectively; (iv) the ability to obtain required consents of shareholders, lenders, debtholders, partners and ground lessors in connection with Host Marriott's proposed conversion to a REIT and to consummate all of the transactions constituting the REIT conversion; (v) changes in travel patterns, taxes and government regulations; (vi) governmental approvals, actions and initiatives; (vii) the effects of tax legislative action; and (viii) the timing of Host Marriott's election to be taxed as a REIT and the ability to satisfy complex rules in order to qualify for taxation as a REIT for federal income tax purposes and to operate effectively within the limitations imposed by these rules. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained or that any deviations will not be material. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

RESULTS OF OPERATIONS

The following chart summarizes REVPAR and the percentage change in REVPAR for each Partnership hotel:

                                            Twelve Weeks Ended                            Thirty-Six Weeks Ended
                                 September 11,    September 12,       %         September 11,     September 12,        %
                                     1998             1997          Change           1998              1997         Change
                                --------------    --------------     ----       --------------     --------------    ----
   Mountain Shadows            $             46  $            47       (2%)     $           109  $           106         3%
   Seattle                                  111              111         0%                 102               95         7%
   Tampa Westshore                           79               74         7%                  98               89        10%
   Greensboro                                84               76        11%                  87               82         6%
   Miami Biscayne Bay                        63               58         9%                  87               81         7%
   Houston Medical Center                    74               71         4%                  83               78         6%
   Raleigh Crabtree                          80               75         7%                  82               78         5%
   Albuquerque                               71               67         6%                  69               71       (3%)

   Combined Average            $             76  $            72         6%     $            88  $            84         5%

Revenues: Revenues increased 4% to $37.2 million for year-to-date 1998 and remained at $7.8 million for the third quarter of 1998, when compared to the same periods in 1997. The increase in year-to-date revenues is primarily due to increases in REVPAR at seven of the eight hotels for the thirty-six weeks ended September 11, 1998. REVPAR, or revenue per available room, represents the combination of the average daily room rate charged and the average daily occupancy achieved and is a commonly used indicator of hotel performance (although it is not a GAAP, or generally accepted accounting principles, measure of revenue). For the thirty-six weeks ended September 11, 1998, the combined average room rate increased 7% to $112, while the combined average occupancy decreased one percentage point to 79%, when compared to the same period in 1997. For the twelve weeks ended September 11, 1998, the combined average room rate increased 5% to $100, and the combined average occupancy remained steady at 76%, when compared to the same period in 1997.

Operating Costs and Expenses: Operating costs and expenses increased 19% to $5.7 million for the third quarter of 1998 and 14% to $21 million for year-to-date 1998, when compared to the same periods of 1997. The principal components of this category are:

Management Fees: Incentive management fees and base management fees are calculated generally as a percentage of hotel sales or hotel revenues. The increases in these expenses for year-to-date 1998 were directly related to the increases in hotel sales and hotel revenues for year-to-date 1998.

Depreciation: Depreciation expense increased for year-to-date 1998 due to property and equipment additions as well as a change in the estimated useful lives of certain assets.

Operating Profit: Operating profit decreased 32% to $2.1 million for the third quarter of 1998 and decreased 7% to $16.2 million for the thirty-six weeks ended September 11, 1998, when compared to the same periods in 1997. The decreases in operating profit were attributable to the increases in operating costs and expenses for these periods in 1998.

Interest Expense: Interest expense remained stable at $5.6 million for the third quarter of 1998 and increased 2% to $17.5 million for the thirty-six weeks ended September 11, 1998, when compared to the same periods in 1997. The weighted average interest rate on the Bank Loan was 8.1% for the thirty-six weeks ended September 11, 1998, as compared to 7.4% for the same period in 1997. The increase in interest expense is due to the increase in the weighted average interest rate which was partially offset by a decrease in the average Bank Loan principal balance for the first three quarters of 1998 as compared to the first three quarters of 1997.

Net Loss: The Partnership reported a 39% increase in net loss to $3.4 million for the third quarter of 1998, when compared to the third quarter of 1997. The Partnership reported a net loss of $940,000 for the thirty-six weeks ended September 11, 1998, as compared to net income of $766,000 for the thirty-six weeks ended September 12, 1997. These increases in net loss were due to the increases in operating costs and expenses and interest expense discussed above.

Individual hotel operating results are discussed below:

On a year-to-date basis,  revenues at the Mountain Shadows Resort decreased
4% to $4.7 million when compared to the same period of 1997 primarily due an increase in labor costs. REVPAR for year-to-date 1998 increased 3% to $109 due to a 5% increase in the average room rate to $143 offset by a two percentage point decrease in occupancy to 76%. The resort reported a net loss of $600,000 for the third quarter of 1998, which represented a 20% greater loss than the loss for the third quarter of 1997. The third quarter of the year is historically the resort's weakest quarter due to the extremely hot temperatures in the region. For the third quarter of 1998, REVPAR decreased 2% to $46 primarily due to a five percentage point decrease in average occupancy to 60% offset by a 6% increase in the average room rate to $76. The decrease in occupancy was the result of a decrease in group business during the quarter as well as the addition of approximately 4,000 new rooms in the Scottsdale region in the past year. In the upcoming months, the resort plans to expand its marketing efforts by distributing a newsletter and by circulating mailers for the holiday season.

Year-to-date revenues at the Seattle Sea-Tac Hotel increased 12% to $7.7 million primarily due to a 7% increase in REVPAR to $102 and a 16% increase in food and beverage revenues to $1.9 million. The increase in REVPAR was caused by a 6% increase in the average room rate to $126 and a one percentage point increase in average occupancy to 81%. Hotel revenues during the third quarter of 1998 increased 7% to $2.9 million when compared to the third quarter of 1997. REVPAR for the third quarter of 1998 remained steady at $111 due to a 7% increase in the average room rate to $137 offset by a six percentage point decrease in average occupancy to 81%. Due to strong demand in the Seattle convention market, the hotel was able to increase its group room rate and group business in 1998. The increase in group business also led to additional catering revenues during the year. Additionally, in early 1998, the hotel completed renovations of its Yukon Landing Restaurant and Snoqualmie Ballroom.

Revenues for the Tampa  Westshore Hotel remained steady at $3.4 million for the thirty-six weeks ended September 11, 1998, when compared to the same period of 1997. Although REVPAR increased 10% to $98 when compared to the first thirty-six weeks of 1997, revenues were impacted by increased management costs and repairs and maintenance expenses. REVPAR increased due to a 15% increase in the average room rate to $125 offset by a four percentage point decrease in average occupancy to 78%. Third quarter 1998 revenues decreased 17% to $500,000 when compared to the third quarter of 1997. REVPAR for third quarter 1998 improved 7% to $79 due to an 18% increase in the average room rate to $116 offset by an eight percentage point decrease in average occupancy to 68%. The decrease in average occupancy is related to customer's sensitivity to room rate increases as well as a loss of tourism during the summer season in the Tampa area. Attendance at local amusement parks was down as much as 30% per day during the summer, and attendance at major sporting events during the quarter was weak. The hotel recently completed a renovation of its front entrance and will begin a rooms renovation to replace the guest room carpeting, draperies, and bedspreads in November 1998.

On a year-to-date basis, 1998 revenues at the Greensboro Hotel increased 6% to $3.4 million when compared to the same period of 1997 due to a 6% increase in REVPAR to $87 and a 28% increase in food and beverage revenues to $648,000. While average occupancy for 1998 remained flat at 80%, the average room rate increased 7% to $109 due to an increase in sales of the higher-rated concierge rooms. Food and beverage revenues improved due to significant increases in the hotel's catering business. Third quarter 1998 revenues at the hotel remained steady at $1.0 million when compared to the same period of 1997. Although REVPAR for the quarter increased 11% to $84, revenues remained unchanged due to increased labor costs. The hotel used contract labor during the third quarter of 1998 due to low unemployment rates throughout the region. For the remainder of 1998, the hotel plans to increase its promotional efforts by expanding its sales force and utilizing an event booking center which cross sells Marriott products in the Greensboro-High Point region. Additionally, in late 1998, the hotel will begin a renovation of its guest bathrooms.

For the thirty-six weeks ended September 11, 1998, revenues at the Miami Biscayne Bay Hotel increased 8% to $7.1 million primarily due to a 7% increase in REVPAR to $87 and a 26% increase in food and beverage revenues to $1.1 million. The average room rate increased 8% to $106, while average occupancy decreased one percentage point to 82%. The hotel's third quarter 1998 revenues remained steady at $1.0 million. REVPAR for third quarter 1998 increased 9% to $63 due a four percentage point increase in occupancy to 79% and a 4% increase in the average room rate to $80, when compared to the same period in 1997. The hotel increased its contract room rate which contributed to the increase in the overall average room rate. Additionally, growing demand for the hotel's catering services led to the increase in food and beverage revenues. The hotel plans to complete a lobby, restaurant, and bar renovation during the fourth quarter of 1998.

On a year-to-date basis, 1998 revenues at the Houston Medical Center Hotel increased 13% to $4.3 million when compared to the same period in 1997 primarily due to a 10% increase in rooms revenues. REVPAR for 1998 increased 6% to $83 primarily due to a 12% increase in the average room rate to $108 offset by a four percentage point decrease in average occupancy to 77%. For the third quarter of 1998, revenues remained steady at $1.0 million when compared to the third quarter of 1997. The average room rate for the third quarter increased 11% to $105, and average occupancy decreased five percentage points to 70%. During 1998, the hotel increased its corporate and medical room rates, leading to the increase in the average room rate. Average occupancy declined due to rooms being out of service for a rooms renovation, during which the hotel replaced the bedspreads, drapery, upholstery, carpeting, and furniture in its guest rooms. The hotel expects to complete this rooms renovation in October 1998. The hotel's outlook for the remainder of 1998 is positive due to expected strong transient demand in the region generated by the major league baseball playoffs and Grand Prix racing events.

For the first thirty-six weeks of 1998, the revenues at the Raleigh Crabtree Valley Hotel remained stable at $3.7 million, when compared to the same period of 1997. Year-to-date REVPAR increased 5% to $82 due to a 7% increase in the average room rate to $101 offset by a two percentage point decrease in average occupancy to 81%. Third quarter 1998 revenues at the hotel decreased 9% to $1.0 million when compared to the third quarter of 1997. In the third quarter of 1998, the average room rate increased 8% to $99 while average occupancy decreased one percentage point to 81%. The hotel increased its average room rate primarily by increasing its group room rates. The hotel plans to increase its occupancy rate by participating in advertising promotions for discounted weekend rooms rates and by utilizing additional sales executives to acquire new business.

Year-to-date 1998 revenues for the Albuquerque Hotel decreased 15% to $2.9 million when compared to the same period of 1997. Year-to-date REVPAR decreased 3% to $69 and year-to-date food and beverage revenues declined 35% to $407,000. REVPAR decreased due to a 6% decrease in the average room rate to $90 offset by a three percentage point increase in average occupancy to 77%. Third quarter 1998 revenues remained steady at $900,000 when compared to the third quarter of 1997. Third quarter 1998 REVPAR increased 6% to $71 due to an eleven percentage point increase in the average occupancy to 81% offset by a 8% decrease in the average room rate to $88. In 1998, the hotel has employed a strategy to increase average occupancy by lowering rates during low demand periods and actively seeking group business. For the remainder of the year, the hotel plans to continue offering discounted weekend room rates and increasing group business in an effort to keep its market share.

CAPITAL RESOURCES AND LIQUIDITY

The  Partnership's  financing needs have  historically  been funded through loan agreements with independent financial institutions, Host Marriott Corporation ("Host Marriott" or "General Partner") and its affiliates, or Marriott International, Inc. ("MII") and its affiliates. The General Partner believes that the Partnership will have sufficient capital resources and liquidity to continue to conduct its business in the ordinary course.

Principal Sources and Uses of Cash

The Partnership reported a decrease in cash and cash equivalents of $2.3 million during the thirty-six weeks ended September 11, 1998. This decrease was due to the use of cash for investing and financing activities partially offset by cash provided by operating activities.

The Partnership's principal source of cash is cash from operations. Total cash provided by operations increased 4% to $18.1 million, for the thirty-six weeks ended September 11, 1998, when compared to the thirty-six weeks ended September 12, 1997.

The Partnership's principal uses of cash are (i) to pay for capital expenditures and to fund the property improvement funds, (ii) to make deposits to restricted cash accounts, (iii) to pay debt service on the Partnership's mortgage debt, and (iv) to pay amounts owed to Host Marriott and MII.

Cash used in investing activities was $6.7 million for the thirty-six weeks ended September 11, 1998, and $5.4 million for the thirty-six weeks ended September 12, 1997. Cash used in investing activities for the thirty-six weeks ended September 11, 1998, included capital expenditures of $6.5 million primarily related to furniture, fixtures, and equipment renewals and replacements at the Hotels. Contributions to the property improvement funds for the thirty-six weeks ended September 11, 1998 were $5.5 million.

Cash used in financing activities was $13.7 million and $15.4 million for the thirty-six weeks ended September 11, 1998, and September 12, 1997, respectively. Cash used in financing activities for the thirty-six weeks ended September 11, 1998, included repayments to Host Marriott and affiliates of $5.0 million and repayments on the Partnership's mortgage debt of $6.8 million.

No cash was distributed to the partners during the thirty-six weeks ended September 11, 1998, or September 12, 1997.

Capital Expenditures

It is anticipated that shortfalls in the property improvement fund for the six hotels financed with the Bank Loan, as defined below, will occur in 1999. The General Partner is currently working to resolve the expected shortfalls.

Debt

Total Partnership interest expense increased 2% to $17.5 million for the thirty-six weeks ended September 11, 1998, when compared to the same period in 1997 primarily due to increased interest expense on the mortgage loan (the "Bank Loan"). The weighted average interest rate on the Bank Loan was 8.1% for the thirty-six weeks ended September 11, 1998, as compared to 7.4% for the same period in 1997.

On June 22, 1998, the Partnership made the required Bank Loan principal payment of $3.0 million. Thus, as of September 11, 1998, the Bank Loan principal balance was $165.9 million.

The Bank Loan was scheduled to mature on December 22, 1998; however, an additional one-year extension was available. As required under the Bank Loan, the Partnership provided notice of its intent to extend the loan along with adequate debt service coverage tests to extend the Bank Loan maturity to December 22, 1999.

YEAR 2000 ISSUES

The "Year 2000 Issue" has arisen because many existing computer programs and chip-based embedded technology systems use only the last two digits to refer to a year, and therefore do not properly recognize a year that begins with "20" instead of the familiar "19." If not corrected, many computer applications could fail or create erroneous results. The following disclosure provides information regarding the current status of the Partnership's Year 2000 compliance program.

The Partnership processes its records on computer hardware and software systems maintained by Host Marriott Corporation ("Host Marriott"), the General Partner of the Partnership. Host Marriott has adopted a compliance program because it recognizes the importance of minimizing the number and seriousness of any disruptions that may occur as a result of the Year 2000 Issue. Host Marriott's compliance program includes an assessment of Host Marriott's hardware and software computer systems and embedded systems, as well as an assessment of the Year 2000 issues relating to third parties with which the Partnership has a material relationship or whose systems are material to the operations of the Partnership's Hotels. Host Marriott's efforts to ensure that its computer systems are Year 2000 compliant have been segregated into two separate phases: in-house systems and third-party systems.

In-House Systems. Host Marriott has invested in the implementation and maintenance of accounting and reporting systems and equipment that are intended to enable the Partnership to provide adequately for its information and reporting needs and which are also Year 2000 compliant. Substantially all of Host Marriott's in-house systems have already been certified as Year 2000 compliant through testing and other mechanisms and Host Marriott has not delayed any systems projects due to the Year 2000 Issue. Host Marriott is in the process of engaging a third party to review its Year 2000 in-house compliance. Host Marriott believes that future costs associated with Year 2000 Issues for its in-house systems will be insignificant and will therefore not impact the Partnership's business, financial condition and results of operations. Host Marriott has not developed, and does not plan to develop, a separate contingency plan for its in-house systems due to their current Year 2000 compliance. However, Host Marriott does have detailed contingency plans for its in-house systems covering a variety of possible events, including natural disasters, interruption of utility service and similar events.

Third-Party Systems. The Partnership relies upon operational and accounting systems provided by third parties, primarily the Manager of its Hotels, to provide the appropriate property-specific operating systems (including reservation, phone, elevator, security, HVAC and other systems) and to provide it with financial information. Based on discussions with the third parties that are critical to the Partnership's business, including the Manager of its Hotels, Host Marriott believes that these parties are in the process of studying their systems and the systems of their respective vendors and service providers and, in many cases, have begun to implement changes, to ensure that they are Year 2000 compliant. To the extent these changes impact property-level systems, the Partnership may be required to fund capital expenditures for upgraded equipment and software. Host Marriott does not expect these charges to be material, but is committed to making these investments as required. To the extent that these changes relate to the Manager/s centralized systems (including reservations, accounting, purchasing, inventory, personnel and other systems), the Partnership's management agreements generally provide for these costs to be charged to the Partnership's Hotels. Host Marriott expects that the Manager will incur Year 2000 costs for its centralized systems in lieu of costs related to system projects that otherwise would have been pursued and therefore, its overall level of centralized charges allocated to the Hotels will not materially increase as a result of the Year 2000 compliance effort. Host Marriott believes that this deferral of certain system projects will not have a material impact on its future results of operations, although it may delay certain productivity enhancements at the Partnership's Hotels. Host Marriott will continue to monitor the efforts of these third parties to become Year 2000 compliant and will take appropriate steps to address any non-compliance issues. The Partnership believes that in the event of material Year 2000 non-compliance caused by a breach of the Manager's duties, the Partnership will have the right to seek recourse against the Manager under its third party management agreements. The management agreements generally do not specifically address the Year 2000 compliance issue. Therefore the amount of any recovery in the event of Year 2000 non-compliance at a property, if any, is not determinable at this time.

Host Marriott will work with the third parties to ensure that appropriate contingency plans will be developed to address the most reasonably likely worst case Year 2000 scenarios, which may not have been identified fully. In particular, Host Marriott has had extensive discussions regarding the Year 2000 Issue with Marriott International, the Manager of the Hotels. Due to the significance of Marriott International to the Partnership's business, a detailed description of Marriott International's state of readiness follows.

Marriott International has adopted an eight-step process toward Year 2000 readiness, consisting of the following: (i) Awareness: fostering understanding of, and commitment to, the problem and its potential risks; (ii) Inventory: identifying and locating systems and technology components that may be affected;
(iii) Assessment: reviewing these components for Year 2000 compliance, and assessing the scope of Year 2000 issues; (iv) Planning: defining the technical solutions and labor and work plans necessary for each particular system; (v) Remediation/Replacement: completing the programming to renovate or replace the problem software or hardware; (vi) Testing and Compliance Validation: conducting testing, followed by independent validation by a separate internal verification team; (vii) Implementation: placing the corrected systems and technology back into the business environment; and (viii) Quality Assurance: utilizing a dedicated audit team to review and test significant projects for adherence to quality standards and program methodology.

Marriott International has grouped its systems and technology into three categories for purposes of Year 2000 compliance: (i) information resource applications and technology (IT Applications) -- enterprise-wide systems supported by Marriott International's centralized information technology organization ("IR"); (ii) Business-initiated Systems ("BIS") - systems that have been initiated by an individual business unit, and that are not supported by Marriott International's IR organization; and (iii) Building Systems - non-IT equipment at properties that use embedded computer chips, such as elevators, automated room key systems and HVAC equipment. Marriott International is prioritizing its efforts based on how severe an effect noncompliance would have on customer service, core business processes or revenues, and whether there are viable, non-automated fallback procedures (System Criticality).

Marriott International measures the completion of each phase based on documented and quantified results, weighted for System Criticality. As of the end of the 1998 third quarter, the awareness and inventory phases were complete for IT Applications and nearly complete for BIS and Building Systems. For IT Applications, the Assessment, Planning and Remediation/Replacement phases were each over 80 percent complete, and Testing and Compliance Validation had been completed for a number of key systems, with most of the remaining work in its final stage. For BIS and Building Systems, Assessment and Planning were in the mid- to upper-range of completion, with a substantial amount of work in process, while the progress level for Remediation/Replacement and Testing and Compliance Validation had not yet been documented and quantified. Quality Assurance is also in progress for IT Applications and is scheduled to begin for BIS and Business Systems in the near future. Marriott International's goal is to substantially complete the Remediation/Replacement and Testing phases for its System Critical IT Applications by the end of 1998, with 1999 reserved for unplanned contingencies and for Compliance Validation and Quality Assurance. For System Critical BIS and Building Systems, the same level of completion is targeted for June 1999 and September 1999, respectively.

Marriott International has initiated Year 2000 compliance communications with its significant third party suppliers, vendors and business partners, including its franchisees. Marriott International is focusing its efforts on the business interfaces most critical to its customer service and revenues, including those third parties that support the most critical enterprise-wide IT Applications, franchisees generating the most revenues, suppliers of the most widely used Building Systems and BIS, the top 100 suppliers, by dollar volume, of non-IT products, and financial institutions providing the most critical payment processing functions. Responses have been received from a majority of the firms in this group.

Marriott International is also establishing a common approach for testing and addressing Year 2000 compliance issues for its managed and franchised properties. This includes a guidance protocol for operated properties, and a Year 2000 "Toolkit" for franchisees containing relevant Year 2000 compliance information. Marriott International is also utilizing a Year 2000 best-practices sharing system.

Risks. There can be no assurance that Year 2000 remediation by the Partnership or third parties will be properly and timely completed, and failure to do so could have a material adverse effect on the Partnership, its business and its financial condition. The Partnership cannot predict the actual effects to it of the Year 2000 Issue, which depends on numerous uncertainties such as:
(i) whether significant third parties properly and timely address the Year 2000 Issue; and (ii) whether broad-based or systemic economic failures may occur. Host Marriott is also unable to predict the severity and duration of any such failures, which could include disruptions in passenger transportation or transportation systems generally, loss of utility and/or telecommunications services, the loss or distortion of hotel reservations made on a centralized reservation system and errors or failures in financial transactions or payment processing systems such as credit cards. Due to the general uncertainty inherent in the Year 2000 Issue and the Partnership's dependence on third parties, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership. Host Marriott's Year 2000 compliance program is expected to significantly reduce the level of uncertainty about the Year 2000 Issue and Host Marriott believes that the possibility of significant interruptions of normal operations should be reduced.

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

On July 15, 1998, one limited partner of the Partnership filed a class-action lawsuit styled Michael C. deBerardinis v. Host Marriott Corporation, Civil Action No. WMN 98-2263, in the United States District Court for the District of Maryland, against Host Marriott Corporation ("Host Marriott"). The plaintiff alleges that Host Marriott misled the limited partners in order to induce them into approving the sale of one of the Partnership's hotels, violated the securities regulations by issuing a false and misleading consent solicitation, and breached fiduciary duties and the partnership agreement. The complaint seeks unspecified damages. Host Marriott intends to vigorously defend against the claims asserted in the lawsuit, and has filed a motion to dismiss the plaintiff's complaints.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)             None.

(b)             Reports on Form 8-K

September 16, 1998 -- This filing, Item 5 -- Other Events, discloses that the General Partner sent the limited partners of the Partnership a letter to inform them that September 18, 1998 will be the record date for voting in the forthcoming consent solicitation. Those limited partners whose ownership is reflected on the records of the General Partner as of September 18, 1998 will be eligible to vote on the merger and proposed amendments. A copy of the letter was included as an Item 7 -- Exhibit in this Form 8-K filing.

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


                                       POTOMAC HOTEL LIMITED PARTNERSHIP

                                       By:   HOST MARRIOTT CORPORATION
                                             General Partner



October 26, 1998                       By:   /s/ Donald D. Olinger
                                             Donald D. Olinger
                                             Senior Vice President and Corporate
                                             Controller
                                             (Principal Accounting Officer)